Form 10-Q
period 2022-03-31
Stellus Private Credit BDC
filed 2022-05-13
CIK 1901037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0000-56378

STELLUS PRIVATE CREDIT BDC
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	87-6878660 (I.R.S. Employer Identification No.)
4400 Post Oak Parkway, Suite 2200
Houston, Texas 77027
(Address of Principal Executive Offices) (Zip Code)
(713) 292-5400
(Registrant’s Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:
None
Securities to be registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value $0.01 per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of May 13, 2022 was 3,688,346.

STELLUS PRIVATE CREDIT BDC

i

PART I — FINANCIAL INFORMATION
STELLUS PRIVATE CREDIT BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $37,596,915)	$37,488,867	$—
Cash and cash equivalents	31,149,513	—
Deferred offering costs	180,889	139,570
Interest receivable	161,594	—
Due from Advisor for expense reimbursements	157,933	—
Prepaid expenses	73,463	93,648
Other receivables	30	—
Total Assets	$69,212,289	$233,218
LIABILITIES
Credit Facility payable	$33,753,987	$—
Due to affiliate	—	460,085
Unearned revenue	185,844	—
Trustees’ fees payable	80,000	42,000
Administrative services payable	63,975	—
Interest payable	25,399	—
Other accrued expenses and liabilities	667,126	263,978
Total Liabilities	$34,776,331	$766,063
Commitments and contingencies (Note 7)
Net Assets	$34,435,958	$(532,845)
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 2,333,334 issued and outstanding as of March 31, 2022)	$23,333	$—
Paid-in capital	34,976,667	—
Accumulated undistributed deficit	(564,042)	(532,845)
Net Assets	$34,435,958	$(532,845)
Total Liabilities and Net Assets	$69,212,289	$233,218
Net Asset Value Per Share	$14.76	$—

STELLUS PRIVATE CREDIT BDC
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
For the period ended March 31, 2022
INVESTMENT INCOME
Interest income	$359,011
Other income	10,743
Total Investment Income	$369,754
OPERATING EXPENSES
Professional fees	$108,588
Management fees	92,289
Organization costs	90,184
Interest expense and other fees	72,767
Administrative services expenses	68,142
Trustees’ fees	38,000
Amortization of deferred offering costs	34,877
Insurance expense	20,301
Other general and administrative expenses	17,977
Total Operating Expenses before Expense Reimbursements and Fee Waivers	$543,125
Net Expenses Reimbursed and Fees Waived by Advisor (Note 2)	$(250,222)
Net Operating Expenses	$292,903
Net Investment Income	$76,851
Net change in unrealized depreciation on non-controlled, non-affiliated investments	$(108,048)
Net Decrease in Net Assets Resulting from Operations	$(31,197)
Net Investment Income Per Share – basic and diluted	$0.03
Net Decrease in Net Assets Resulting from Operations Per Share – basic and diluted	$(0.01)
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	2,333,334

STELLUS PRIVATE CREDIT BDC
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
	Common Shares of Beneficial Interest			Accumulated undistributed deficit
	Number of shares	Par value	Paid-in capital		Net Assets
Balances at December 31, 2021	—	$—	$—	$(532,845)	$(532,845)
Net investment income	—	—	—	76,851	76,851
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(108,048)	(108,048)
Issuance of common shares of beneficial interest	2,333,334	23,333	34,976,667	—	35,000,000
Balances at March 31, 2022	2,333,334	$23,333	$34,976,667	$(564,042)	$34,435,958

STELLUS PRIVATE CREDIT BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
For the period ended March 31, 2022
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(31,197)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Purchases of investments	(38,042,681)
Proceeds from sales and repayments of investments	457,829
Net change in unrealized depreciation on investments	108,048
Amortization of premium and accretion of discount, net	(12,063)
Amortization of loan structure fees	47,368
Amortization of deferred offering costs	34,877
Changes in other assets and liabilities
Increase in interest receivable	(161,594)
Increase in other receivables	(30)
Increase in receivable from Advisor for expense reimbursements	(157,933)
Decrease in prepaid expenses	20,185
Decrease in due to affiliate	(460,085)
Increase in trustees’ fees payable	38,000
Increase in administrative services payable	63,975
Increase in interest payable	25,399
Increase in unearned revenue	185,844
Increase in other accrued expenses and liabilities	403,148
Net Cash Used In Operating Activities	$(37,480,910)
Cash flows from Financing Activities
Proceeds from the issuance of common shares of beneficial interest	$35,000,000
Offering costs paid for common shares of beneficial interest issued	(76,195)
Borrowings under Credit Facility	34,000,000
Financing costs paid on Credit Facility	(293,382)
Net Cash Provided by Financing Activities	$68,630,423
Net Increase in Cash and Cash Equivalents	$31,149,513
Cash and Cash Equivalents Balance at End of Period	$31,149,513
Supplemental and Non-Cash Activities
Increase in deferred offering costs	$41,319

STELLUS PRIVATE CREDIT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022
(unaudited)
Investments	Footnotes	Security(2)	Coupon	Floor	Cash	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments
Axis Portable Air, LLC	(3)							Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	6.75%	3/22/2022	3/22/2028	Capital Equipment	$1,509,146	1,478,963	1,478,963	4.29%
Axis Air Parent, LLC Preferred Units		Equity				3/22/2022			1,527	152,661	152,661	0.44%
Total										$1,631,624	$1,631,624	4.73%
BDS Solutions Intermediateco, LLC								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	7.50%	2/24/2022	2/7/2027	Services: Business	$4,714,513	4,668,014	4,668,014	13.56%
Revolver	(3)(5)	First Lien	3M SOFR+6.50%	1.00%	7.50%	2/24/2022	2/7/2027		$341,346	341,346	337,979	0.98%
Total										$5,009,360	$5,005,993	14.54%
BLP Buyer, Inc.								Houston, TX
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	7.25%	2/1/2022	2/1/2027	Capital Equipment	$2,799,441	2,744,962	2,744,962	7.97%
Revolver	(3)	First Lien	1M LIBOR+6.25%	1.00%	7.25%	2/1/2022	2/1/2027		$139,482	139,482	136,768	0.40%
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		339,326	339,326	339,326	0.99%
Total										$3,223,770	$3,221,056	9.36%
Exigo, LLC	(3)							Dallas, TX
Term Loan	(5)	First Lien	1M LIBOR+5.75%	1.00%	6.75%	3/16/2022	3/16/2027	Services: Business	$4,032,079	3,971,598	3,971,598	11.53%
Revolver	(3)(5)	First Lien	1M LIBOR+5.75%	1.00%	6.75%	3/16/2022	3/16/2027		$47,642	47,642	46,927	0.14%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022		168,003	168,003	168,003	0.49%
Total										$4,187,243	$4,186,528	12.16%
HV Watterson Holdings, LLC	(3)							Schaumburg, IL
Term Loan	(4)	First Lien	3M LIBOR+6.00%	1.00%	7.01%	2/1/2022	12/17/2026	Services: Business	$8,221,679	8,141,797	8,057,244	23.40%
Total										$8,141,797	$8,057,244	23.40%
Inoapps Bidco, LLC	(3)							Houston, TX
Term Loan		First Lien	3M Base Rate+4.75%		8.25%	2/15/2022	2/15/2027	Services: Business	$5,692,600	5,581,737	5,580,277	16.20%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022		512,334	512,334	512,334	1.49%
Total										$6,094,071	$6,092,611	17.69%
Peltram Plumbing Holdings, LLC	(3)							Auburn, WA
Term Loan	(4)	First Lien	3M LIBOR+6.00%	1.00%	7.01%	2/1/2022	12/30/2026	Construction & Building	$7,048,813	6,928,946	6,913,707	20.08%
Total										$6,928,946	$6,913,707	20.08%
Service Minds Company, LLC	(3)							Bradenton, FL
Term Loan	(5)	First Lien	3M LIBOR+5.50%	1.00%	6.50%	2/7/2022	2/7/2028	Consumer Services	$2,427,578	2,380,104	2,380,104	6.91%
Total										$2,380,104	$2,380,104	6.91%
Total Non-controlled, non-affiliated investments										$37,596,915	$37,488,867	108.87%
Net Investments										$37,596,915	$37,488,867	108.87%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(3,052,909)	(8.87)%
NET ASSETS											$34,435,958	100.00%
(1)
See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)
Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.

(3)
At March 31, 2022, the Company had the following outstanding revolver and delayed draw commitments:

Investments	Security	Unfunded Commitment	Unused Commitment Fee	Maturity
Axis Portable Air, LLC	Revolver	$1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	1,344,512	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	446,375	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	241,966	0.50%	February 1, 2027
Exigo, LLC	Revolver	190,568	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	1,028,732	0.50%	March 16, 2027
HV Watterson Holdings, LLC	Revolver	1,241,511	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,766,204	1.00%	December 17, 2026
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	2,846,300	0.50%	February 15, 2027
Peltram Plumbing Holdings, LLC	Revolver	883,310	0.50%	December 30, 2026
Service Minds Company, LLC	Revolver	646,587	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	1,657,337	1.00%	February 7, 2028
Total		$14,586,681

(4)
These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floors are not in effect.

(5)
These loans include an interest rate floor feature which is higher than the current applicable rates; therefore, the floors are in effect.

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducted organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company qualifies and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company, a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital”) and an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Stellus Capital serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.
On January 31, 2022, the Company completed an initial closing of capital commitments and received an aggregate capital commitment of $226,687,500. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 per share for total aggregate proceeds of $35,000,000. See Note 4 for further details.
On February 11, 2022, the Company formed PBDC Consolidated Blocker (the “Taxable Subsidiary”), which is structured as a Delaware entity, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). The Taxable Subsidiary is consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by the Taxable Subsidiary are included in the consolidated financial statements.
As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2022, our asset coverage ratio was 201%.
The Company’s investment objective is to maximize the total return to its shareholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and unsecured debt financing, with corresponding equity co-investments. The Company sources investments

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021.
In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.
COVID-19 Developments
The COVID-19 pandemic has had a significant impact on the U.S. and global economy. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.
The global impact of the outbreak continues to evolve. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have and continue to lead to the re-introduction of restrictions. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.
Portfolio Investment Classification
The Company classifies its portfolio investments in accordance with the requirements of the 1940 Act as follows: (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
(c) “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments or Affiliate Investments.
Cash and Cash Equivalents
At March 31, 2022, cash balances totaling $31,149,513 exceeded FDIC insurance protection levels of $250,000 by $30,899,513. All of the Company’s cash deposits are held at a large, established high credit quality financial institution and management believes that risk of loss associated with any uninsured balance is remote.
Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents.
Fair Value Measurements
We account for all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility approximates fair value because the interest rates adjusts to the market interest rates (Level 3 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.
The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. The COVID-19 pandemic may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals to fulfill short-term liquidity needs. The Company works with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. During the period ended March 31, 2022, no interest deferrals have been made related to COVID-19 or otherwise.
Consolidation
As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. Accordingly, we consolidated the results of the Taxable Subsidiary. All intercompany balances have been eliminated upon consolidation.
Use of Estimates
The preparation of the Consolidated Statements of Assets and Liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Deferred Financing Costs
Deferred financing costs consists of prepaid loan structure fees and expenses paid in connection with the closing of our Credit Facility and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.
Organizational Costs
Organizational costs include costs relating to the formation and incorporation of the Company, which generally include legal fees. These costs are expensed as incurred.
Deferred Offering Costs
Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering expenses and included on the Statements of Assets and Liabilities and amortized over a twelve-month period from Commencement of Operations. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to the Private Offering.
Investments
As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Under procedures established by our Board, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.
Investments purchased within approximately 90 days of the valuation date will be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist us in its valuation. Because the Company expects that there will not be a readily available market for many of the investments in its portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
In following these approaches, the types of factors that will be taken into account in fair value pricing investments will include, as relevant, but not be limited to:
•
available current market data, including relevant and applicable market trading and transaction comparables;

•
applicable market yields and multiples;

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
•
security covenants;

•
call protection provisions;

•
information rights;

•
the nature and realizable value of any collateral;

•
the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;

•
comparisons of financial ratios of peer companies that are public;

•
comparable merger and acquisition transactions; and

•
the principal market and enterprise values.

Revenue Recognition
We record interest income on an accrual basis to the extent such interest is deemed collectible. Payment-in-kind (“PIK”) interest, represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. We will not accrue any form of interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the declaration date.
A presentation of the interest income we have received from portfolio companies for the period ended March 31, 2022 is as follows:
For the period from Commencement of Operations through March 31, 2022
Loan interest	$342,446
Fee amortization income(1)	15,829
Fee income acceleration(2)	736
Total Interest Income	$359,011

(1)
Includes amortization of fees on unfunded commitments.

(2)
Unamortized loan origination fees recognized upon full or partial realization of investment.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
Realized gains or losses are measured by the difference between the net proceeds from the repayment, sale or disposition and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
Investment Transaction Costs
Costs that are material associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Receivables and Payables for Unsettled Securities Transaction
The Company records all investments on a trade date basis.
U.S. Federal Income Taxes
The Company qualifies and intends to elect to be treated as a RIC under Subchapter M of the Code, and to operate in a manner to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company has not incurred any income tax expense for the period ended March 31, 2022.
The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of March 31, 2022, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the period ended March 31, 2022.
The Taxable Subsidiary is a direct wholly-owned subsidiary of the Company that has elected to be a taxable entity. The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies that are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source-of-income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.
The Taxable Subsidiary uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
For the period ended March 31, 2022, the Company had no deferred tax assets or liabilities.
Earnings per Share
Basic per share calculations are computed utilizing the weighted average number of common shares of beneficial interest outstanding for the period. The Company has no common share of beneficial interest equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts.
Paid In Capital
The Company records the proceeds from the sale of its common shares of beneficial interest on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.
Distributable Earnings (Accumulated Undistributed Deficit)
The components that make up accumulated undistributed deficit on the Statements of Assets and Liabilities as of March 31, 2022 is as follows:
March 31, 2022
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net	$(108,048)
Accumulated undistributed net investment income	(455,994)
Accumulated undistributed deficit	$(564,042)
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in February 2022 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period ended March 31, 2022.
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.
NOTE 2 — RELATED PARTY ARRANGEMENTS
Investment Advisory Agreement
The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an incentive fee. Base management fees have been waived by the Advisor in their entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the period ended March 31, 2022, the Company accrued management fees of $92,289, all of which have been waived. The base management fees that have been waived by the Advisor are not subject to recoupment.
Incentive Fee
The incentive fee will consist of two components, an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other, with the result that one component may be payable even if the other is not.
Income-Based Incentive Fee.   The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the initial closing date. It will equal (i) prior to any listing of our shares on a national securities exchange, 100% of the Pre-Incentive Fee Net Investment Income (as defined below) in excess of a 1.5% quarterly “hurdle rate,” until the Advisor has received 10% of the total Pre-Incentive Fee Net Investment Income for that calendar quarter and, for Pre-Incentive Fee Net Investment Income in excess of 1.6667% quarterly, 10% of all remaining Pre- Incentive Fee Net Investment Income for that calendar quarter, and (ii) subsequent to any listing of our shares on a national securities exchange, 100% of the Pre- Incentive Fee Net Investment Income in excess of a 1.5% quarterly “hurdle rate,” until the Advisor has received 15.0% of the total Pre-Incentive Fee Net Investment Income for that calendar quarter and, for Pre-Incentive Fee Net Investment Income in excess of 1.7647% quarterly, 15.0% of all remaining Pre-Incentive Fee Net Investment Income for that calendar quarter. The 100% “catch-up” provision for Pre-Incentive Fee Net Investment Income in excess of the 1.5% “hurdle rate” is intended to provide the Advisor with an incentive fee of (i) prior to any listing of our shares on a national securities exchange, 10% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.6667% in a calendar quarter (6.6667% annualized), and (ii) subsequent to any listing of our shares on a national securities exchange, 15.0% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.7647% in a calendar quarter (7.00588% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to any listing of our shares on a national securities exchange, 10% of any Pre-Incentive Fee Net Investment Income in excess of 1.6667% in any calendar quarter is payable to the Advisor, and (ii) subsequent to any listing of our shares on a national securities exchange, 15.0% of any Pre-Incentive Fee Net Investment Income in excess of 1.7647% in any calendar quarter is payable to the Advisor.
Pre-Incentive Fee Net Investment Income means interest income, fee income, distribution/dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee and expenses payable under the Administration Agreement but excluding any Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
of investments with a deferred interest feature, accrued income that the Company has not yet received in cash. The Advisor is not obligated to return the incentive fee based on income it receives on deferred interest that is later determined to be uncollectible in cash.
Notwithstanding the foregoing, an income-based incentive fee shall be paid to the Advisor for any quarter only to the extent that, after such payment, the cumulative income-based incentive fees paid to the Advisor for the period that includes the then-current fiscal quarter and the three full preceding fiscal quarters (the “Income Incentive Fee Look-Back Period”) is less than or equal to, prior to any listing of our shares on a national securities exchange, 10% and, subsequent to any listing of our shares on a national securities exchange, 15% of the Company’s Cumulative Pre-Incentive Fee Net Return (as defined below) during the Income Incentive Fee Look-Back Period (the “Income Incentive Fee Cap”).
“Cumulative Pre-Incentive Fee Net Return” during the Income Incentive Fee Look-Back Period means the sum of (a) Pre-Incentive Fee Net Investment Income for each period during the relevant Income Incentive Fee Look-Back Period and (b) the sum of realized capital gains and unrealized capital appreciation during the applicable Income Incentive Fee Look-Back Period less the sum of realized capital losses and unrealized capital depreciation during the applicable Income Incentive Fee Look-Back Period.
Capital Gains Incentive Fee.   The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), is equal to, prior to any listing of our shares on a national securities exchange, 10.0% and, subsequent to an listing of our shares on a national securities exchange, 15% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.
U.S. GAAP requires that the accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the period ended March 31, 2022, the Company did not incur any incentive fees.
Expense Support and Conditional Reimbursement
The Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating more than an amount equal to 12.5 basis points of its total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
borrowings; federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the period ended March 31, 2022, the Company recorded expense reimbursements of $157,933.
Reimbursements made by the Advisor with respect to the Company, with the exception of management fee waivers, are subject to recoupment from the Company within the following three years, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such waivers and/or reimbursements occurred.
Expenses reimbursed by the Advisor for the period ended March 31, 2022, included in the Consolidated Statement of Operations, are subject to recoupment until March 31, 2025.
Trustee Fees
For the period ended March 31, 2022, the Company recorded an expense, relating to trustee fees of $38,000. As of March 31, 2022 and December 31, 2021, $80,000 and $42,000 in trustee fees were payable to the Company’s trustees, respectively.
Co-Investment Pursuant to SEC Order
The Company is permitted to rely on exemptive relief granted to Stellus Capital and its affiliates by the SEC to co-invest with investment funds managed by the Advisor and its affiliates where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting the Company to co-invest with other funds managed by the Advisor and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its and do not involve overreaching of the Company or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of its shareholders and is consistent with the Company’s investment objectives and strategies.
License Agreement
The Company has entered into a license agreement with Stellus Capital under which Stellus Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, the Company has a right to use the “Stellus Capital” name for so long as the Advisor, Stellus Capital or one of their affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as the Advisory Agreement with the Advisor is in effect.
Administration Agreement
Under the Administration Agreement, Stellus Capital furnishes the Company with office facilities and equipment and will provide the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Stellus Capital also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, Stellus Capital assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Agreement, Stellus Capital also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance.
Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of Stellus Capital’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and his staff. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, Stellus Capital will be paid an additional amount based on the services provided, which shall not exceed the amount that the Company receives from such portfolio companies for providing this assistance. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital.
The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the period ended March 31, 2022, the Company recorded expenses of $26,642 relating to the Administration Agreement. As of March 31, 2022 and December 31, 2021, $26,642 and $0, respectively, remained payable to Stellus Capital under the Administration Agreement.
Indemnifications
Under the Advisory Agreement, the Advisor has not assumed any responsibility to the Company other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. Under the Advisory Agreement, the Advisor, its officers, members and personnel, and any person controlling or controlled by the Advisor will not be liable to the Company, any of its subsidiaries, its trustees, its shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to the Company under the Advisory Agreement. In addition, as part of the Advisory Agreement, the Company has agreed to indemnify the Advisor and each of its officers, trustees, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the Company’s business and operations or any action taken or omitted on the Company’s behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account.
The Advisory Agreement provides that the Advisor and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Advisor’s services under the Advisory Agreement or otherwise as the Company’s investment adviser.

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
NOTE 3 — DISTRIBUTIONS
Distributions are declared by the Company’s Board and recognized as distribution liabilities on the record date. The Company intends to make quarterly distributions to shareholders. Distributions will be made to shareholders at such times and in such amounts as determined by the Company’s Board. Any distribution to shareholders will be declared out of assets legally available for distribution. The Company has not declared any distributions on its common stock from Inception through March 31, 2022.
In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each will receive dividends in the form of additional common shares of beneficial interest unless they notify the Company that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Company in writing at least 20 business days prior to the distribution date fixed by the Board for such dividend. If such notice is received by the Company less than 20 business days prior to the relevant distribution date, then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company did not issue shares through the DRIP for the period ended March 31, 2022.
NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES
On January 31, 2022, the Company completed an initial closing of capital commitments and received an aggregate capital commitment of $226,687,500. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 for total aggregate proceeds of $35,000,000.
NOTE 5 — NET DECREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST
The following information sets forth the computation of net decrease in net assets resulting from operations per common share of beneficial interest for the period ended March 31, 2022.
March 31, 2022
Net decrease in net assets resulting from operations	$(31,197)
Weighted average common shares of beneficial interest	2,333,334
Net decrease in net assets from operations per share	$(0.01)
NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE
In accordance with the authoritative guidance on fair value measurements and disclosures under U.S. GAAP, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Level 2 — Quoted prices in markets that are not considered to be active or financial instruments for which significant inputs are observable, either directly or indirectly;
Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management.
The Company considers whether the volume and level of activity for the asset or liability have significantly decreased and identifies transactions that are not orderly in determining fair value. Accordingly, if the Company determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.
At March 31, 2022, the Company had investments in 8 portfolio companies. The total fair value and cost of the investments were $37,488,867 and $37,596,915, respectively. The composition of our investments as of March 31, 2022 is as follows:
	Cost	Fair Value
Senior Secured – First Lien	$36,424,591	$36,316,543
Equity	1,172,324	1,172,324
Total Investments	$37,596,915	$37,488,867
The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2022, the Company had 8 of such investments with aggregate unfunded commitments of $14,586,681. The Company maintains sufficient liquidity to fund such unfunded commitments should the need arise.
The aggregate gross unrealized depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as March 31, 2022 was as follows:
March 31, 2022
Aggregate cost of portfolio company securities	$37,596,915
Gross unrealized depreciation of portfolio company securities	(108,048)
Aggregate fair value of portfolio company securities	$37,488,867

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2022 are as follows:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$36,316,543	$36,316,543
Equity	—	—	1,172,324	1,172,324
Total Investments	$—	$—	$37,488,867	$37,488,867
The following table provides a summary of changes in fair value of Level 3 portfolio investments for the period ended March 31, 2022 are as follows:
	Senior Secured Loans-First Lien	Equity	Total
Fair value at beginning of period	$—	$—	$—
Purchases of investments	36,870,357	1,172,324	38,042,681
Sales and Redemptions	(457,829)	—	(457,829)
Change in unrealized depreciation included in earnings	(108,048)	—	(108,048)
Amortization of premium and accretion of discount, net	12,063	—	12,063
Fair value at end of period	$36,316,543	$1,172,324	$37,488,867
There were no Level 3 transfers during the period ended March 31, 2022.
The following is a summary of geographical concentration of our investment portfolio as of March 31, 2022:
	Cost	Fair Value	% of Total Investments
Texas	$13,505,084	$13,500,195	36.01%
Illinois	8,141,797	8,057,244	21.49%
Florida	7,389,464	7,386,097	19.70%
Washington	6,928,946	6,913,707	18.44%
Arizona	1,631,624	1,631,624	4.36%
	$37,596,915	$37,488,867	100.00%
The following is a summary of industry concentration of our investment portfolio as of March 31, 2022:
	Cost	Fair Value	% of Total Investments
Services: Business	$23,432,471	$23,342,376	62.26%
Construction & Building	6,928,946	6,913,707	18.44%
Capital Equipment	4,855,394	4,852,680	12.94%
Services: Consumer	2,380,104	2,380,104	6.36%
	$37,596,915	$37,488,867	100.00%

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following provides quantitative information about Level 3 fair value measurements as of March 31, 2022. Additionally, $29,431,623 of our portfolio investments was valued at cost, plus accreted discount, which approximates fair value, in accordance with our valuation policy on investments purchased within approximately 90 days of the valuation date. See Summary of Significant Accounting Policies discussed in Note 1 for further details.:
Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
			HY credit spreads,	0.24% to 0.24% (0.24%)
First lien debt	$8,057,244	Income approach(2)	Risk free rates	1.28% to 1.28% (1.28%)
	$8,057,244

(1)
Weighted average based on fair value as of March 31, 2022.

(2)
Income approach is based on discounting future cash flows using an appropriate market yield.

(3)
The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from 0.24% (24 basis points) to 0.24% (24 basis points). The average of all changes was 0.24% (24 basis points).

NOTE 7 — COMMITMENTS AND CONTINGENCIES
The Company is currently not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
As of March 31, 2022, the Company had $14,586,681 in unfunded debt commitments to 8 existing portfolio companies. As of March 31, 2022, the Company had sufficient liquidity to fund such unfunded loan commitments should the need arise.

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
NOTE 8 — FINANCIAL HIGHLIGHTS
For the period from Commencement of Operations through March 31, 2022 (unaudited)
Per Share Data:(1)
Net asset value at beginning of period(2)	$14.77
Net investment income	0.03
Change in unrealized depreciation	(0.04)
Total from operations	$(0.01)
Net asset value at end of period	$14.76
Total return based on market value(3)	(0.1)%
Weighted average shares outstanding	2,333,334
For the period from Commencement of Operations through March 31, 2022 (unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$34,435,958
Weighted average net assets	$34,466,626
Annualized ratio of net operating expenses to weighted average net assets(4)(5)	2.93%
Annualized ratio of interest expense and other fees to weighted average net assets(5)	1.31%
Annualized ratio of net investment income to weighted average net assets(4)(5)	3.70%
Portfolio turnover(6)	2.44%
Credit Facility payable	$34,000,000
Asset coverage ratio(7)	2.01x

(1)
Financial highlights are based on weighted average shares outstanding for the period.

(2)
The initial offering price of $15.00 per share less $0.23 per share of organization costs.

(3)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.

(4)
Net of 4.50% from expenses reimbursed and fees waived by the Advisor.

(5)
The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., organization costs of $3,534 for the period from Commencement of Operations through March 31, 2022).

(6)
Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.

(7)
Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
NOTE 9 — CREDIT FACILITY
On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank (the “Credit Facility”). The revolving credit facility provides for borrowings up to a maximum of $50,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $100,000,000. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i)  the Secured Overnight Financing Rate (“SOFR”) plus 1.80% plus a SOFR credit spread adjustment (0.10% for one-month term SOFR) with a zero percent floor or (ii) 0.80% plus an alternate base rate based on the greatest of the Prime Rate or the Federal Funds Rate plus 0.50%. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitments. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 1, 2023.
The Company’s obligations to the lenders are secured by the uncalled investor’s capital commitments subject to an advance rate for each Member investor. The Credit Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.0. As of March 31, 2022 the Company was in compliance with these covenants.
As of March 31, 2022, $34,000,000 was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred loan structure fees of $293,382 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of March 31, 2022, $246,013 of such prepaid loan structure fees had yet to be amortized. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facility payable.
The following is a summary of the Credit Facility, net of prepaid loan structure fees:
March 31, 2022
Credit Facility payable	$34,000,000
Prepaid loan structure fees	246,013
Credit facility payable, net of prepaid loan structure fees	$33,753,987
Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the period ended March 31, 2022:
For the period from Commencement of Operations through March 31, 2022
Interest expense	$5,566
Loan structure fees amortization	47,368
Commitment fees on unused portion	19,833
Total interest and other fees	$72,767
Weighted average interest rate	2.2%
Effective interest rate (including fee amortization)	28.3%

STELLUS PRIVATE CREDIT BDC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
For the period from Commencement of Operations through March 31, 2022
Average debt outstanding	$1,593,220
NOTE 10 — SUBSEQUENT EVENTS
Investment Portfolio
On April 1, 2022, the Company invested $5,034,041 in the first lien term loan and committed $1,239,538 in the unfunded revolver of Cancos Tile & Stone LLC, a regional distributor, seller, and custom fabricator of high-end ceramic and stone tile products and accessories. Additionally, the Company invested $227,670 in the equity of the company.
On April 1, 2022, the Company invested $6,045,909 in the first lien term loan and committed $986,571 in the unfunded revolver of Tilley Chemical Company, Inc., a distributor of specialty chemicals, oils, and lubricants into the food & beverage, lubricants, flavor and fragrances, personal care, and other chemicals end-markets.
On April 4, 2022, the Company invested $5,032,665 in the first lien term loan and committed $934,990 in the unfunded revolver of Microbe Formulas, LLC, a provider of dietary supplements and other natural solutions for detox and gut health.
On April 29, 2022, the Company invested $1,264,834 in the first lien term loan and committed $1,871,955 million in the unfunded revolver and $986,571 in the unfunded delayed draw term loan of Florachem Holdings, LLC, a manufacturer and supplier of citrus ingredients, pine ingredients, specialty rosin resins, and other derivative products. Additionally, the Company invested $161,283 million in the equity of the company.
Credit Facility
On May 5, 2022, the Company entered the first amendment to the revolving Credit Facility to increase the maximum commitment amount from $50,000,000 to $75,000,000 on a committed basis.
The outstanding balance under the Credit Facility as of May 13, 2022 was $22,500,000.
Sale of Unregistered Securities
Since March 31, 2022, the Company sold 1,355,012 common shares of beneficial interest at a price of $14.76 per share for aggregate proceeds of $19,999,980. The sale of common shares of beneficial interest was made pursuant to subscription agreements entered into by the Company and its shareholders. Under the terms of the subscription agreements, are required to fund drawdowns to purchase shares of common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten days’ prior notice to shareholders.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Private Credit BDC’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, related to the current COVID-19 pandemic and otherwise, including statements as to:
•
our future operating results;

•
our business prospects and the prospects of our portfolio companies;

•
the effect of investments that we expect to make;

•
our contractual arrangements and relationships with third parties;

•
actual and potential conflicts of interest with Stellus Private BDC Advisor, LLC (the “Advisor”) or Stellus Capital Management, LLC (“Stellus Capital”);

•
the dependence of our future success on the general economy and its effect on the industries in which we invest;

•
the ability of our portfolio companies to achieve their objectives;

•
the use of borrowed money to finance a portion of our investments;

•
the adequacy of our financing sources and working capital;

•
the timing of cash flows, if any, from the operations of our portfolio companies;

•
the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•
the ability of Stellus Capital and the Advisor to attract and retain highly talented professionals;

•
our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and

•
the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We were organized as a Delaware statutory trust on December 7, 2021, and formally commenced operations on February 1, 2022. Our investment objective is to maximize the total return to our shareholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment activities are managed by our investment advisor, Stellus Private BDC Advisor, LLC.
As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies (as defined in the 1940 Act).” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.
We qualify and intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2022, we were in compliance with the RIC requirements. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends.
In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2022, our asset coverage ratio was 201%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
COVID-19 Developments
The COVID-19 pandemic has had a significant impact on the U.S. and global economy. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.
The global impact of the outbreak continues to evolve. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have and continue to lead to the re-introduction of restrictions. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.
Portfolio Composition and Investment Activity
Portfolio Composition
We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

As of March 31, 2022, we had $37.5 million (at fair value) invested in 8 portfolio companies. As of March 31, 2022, our portfolio included approximately 97% of first lien debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2022 was as follows:
	Cost	Fair Value
Senior Secured – First Lien	$36,424,591	$36,316,543
Equity	1,172,324	1,172,324
Total Investments	$37,596,915	$37,488,867
Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2022, we had unfunded commitments of $14.6 million to provide debt financing to 8 portfolio companies. As of March 31, 2022, we had sufficient liquidity to fund such unfunded commitments should the need arise.
The following is a summary of geographical concentration of our investment portfolio as of March 31, 2022:
	Cost	Fair Value	% of Total Investments
Texas	$13,505,084	$13,500,195	36.01%
Illinois	8,141,797	8,057,244	21.49%
Florida	7,389,464	7,386,097	19.70%
Washington	6,928,946	6,913,707	18.44%
Arizona	1,631,624	1,631,624	4.36%
	$37,596,915	$37,488,867	100.00%
The following is a summary of industry concentration of our investment portfolio as of March 31, 2022:
	Cost	Fair Value	% of Total Investments
Services: Business	$23,432,471	$23,342,376	62.26%
Construction & Building	6,928,946	6,913,707	18.44%
Capital Equipment	4,855,394	4,852,680	12.94%
Services: Consumer	2,380,104	2,380,104	6.36%
	$37,596,915	$37,488,867	100.00%
At March 31, 2022, our average portfolio company investment at amortized cost and fair value was approximately $4.7 million and $4.7 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $8.1 million and $8.1 million, respectively.
At March 31, 2022, 100% of our debt investments bore interest based on floating rates (subject to interest rate floors).
The weighted average yield on all of our debt investments as of March 31, 2022 was approximately 7.6%. The weighted average yield on all of our investments, including non-income producing equity positions, investments as of March 31, 2022 was approximately 7.4%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.
As of March 31, 2022, we had cash and cash equivalents of $31.1 million.

Investment Activity
During the period ended March 31, 2022, we made an aggregate of $38.0 million of investments in eight new portfolio companies. During the period ended March 31, 2022, we received an aggregate of $0.5 million in proceeds from repayments of our investments.
Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
Asset Quality
In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:
•
Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•
Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•
Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•
Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•
Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2022
	(dollars in millions)
Investment Category	Fair Value	% of Total Portfolio	Number of Portfolio Companies
2	$37.5	100%	8
Total	$37.5	100%	8
Results of Operations
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.
Comparative financial statement tables are not presented as the Company was formed on December 7, 2021 and did not commence operations until February 1, 2022. For the period ended March 31, 2022, our total investment income was derived from our initial portfolio of investments during the period ended March 31, 2022. All debt investments were income producing, and there were no loans on non-accrual status as of March 31, 2022.
Revenues
We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.
The following shows the breakdown of investment income for the period ended March 31, 2022 (in hundreds of thousands).
For the period from Commencement of Operations through March 31, 2022
Interest income(1)	$3.6
Miscellaneous fees(1)	0.1
Total	$3.7

(1)
For the period ended March 31, 2022, any non-recurring income related to early repayments from specific loan positions was de minimis.

Expenses
Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:
•
organization and offering costs;

•
valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);

•
fees and expenses incurred or reimbursed by Stellus Capital and the Advisor, or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•
interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•
offerings of our common shares of beneficial interest and other securities;

•
base management and incentive fees;

•
administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
•
transfer agent and custodial fees and expenses;

•
U.S. federal and state registration fees;

•
all costs of registration;

•
U.S. federal, state and local taxes;

•
independent trustees’ fees and expenses;

•
costs of preparing and filing reports or other documents required by the SEC or other regulators;

•
costs of any reports, proxy statements or other notices to shareholders, including printing costs;

•
costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;

•
direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•
all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the period ended March 31, 2022 (in hundreds of thousands).
For the period from Commencement of Operations through March 31, 2022
Operating Expenses
Professional fees	$1.1
Management fees	0.9
Organization costs	0.9
Interest expense and other fees	0.7
Administrative services expenses	0.7
Trustees’ fees	0.4
Amortization of deferred offering costs	0.3
Insurance expense	0.2
Other general and administrative expenses	0.2
Net expenses reimbursed and fees waived by Advisor	(2.5)
Net Operating Expenses	$2.9
Net Investment Income
For the period ended March 31, 2022, net investment income was $76,851, or $0.03 per common share of beneficial interest (based on 2,333,334 weighted-average common shares of beneficial interest outstanding for the period ended March 31, 2022).
Net Realized Gains and Losses
We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.
Proceeds from repayments of investments and amortization of certain other investments for the period ended March 31, 2022 totaled $457,829.

Net Change in Unrealized Appreciation (Depreciation) of Investments
Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.
Net change in unrealized depreciation on investments and cash equivalents for the period ended March 31, 2022 totaled $108,048.
Provision for Taxes on Unrealized Appreciation on Investments
The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the period ended March 31, 2022, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position on the Consolidated Statements of Assets and Liabilities.
Net Decrease in Net Assets Resulting from Operations
For the period ended March 31, 2022, net decrease in net assets resulting from operations totaled $31,197, or $0.01 per common share of beneficial interest (based on 2,333,334 weighted-average common shares of beneficial interest outstanding at March 31, 2022).
Financial condition, liquidity and capital resources
Cash Flows from Operating and Financing Activities
Our operating activities used net cash of $37.5 million for the period ended March 31, 2022, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the period ended March 31, 2022 provided cash of $68.6 million primarily from proceeds from net borrowings on our Credit Facility and issuance of common shares of beneficial interest.
Liquidity and Capital Resources
Our liquidity and capital resources are derived from net proceeds of any share offering, including pursuant to capital calls to investors with capital commitments to us, the Credit Facility, and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.
In addition, we intend to distribute between 90% and 100% of our taxable income to our shareholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of March 31, 2022 our asset coverage ratio was 201%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2022, we had cash and cash equivalents of $31.1 million.
Credit Facility
On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank (the “Credit Facility”). The revolving credit facility provides for borrowings up to a maximum of $50.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $100.0 million. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) Term the Secured Overnight Financing Rate (“SOFR”) plus 1.80% plus a SOFR credit spread adjustment (0.10% for one-month term SOFR) with a zero percent floor or (ii) 0.80% plus an alternate base rate based on the greatest of the Prime Rate or the Federal Funds Rate plus 0.50%. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitments. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 1, 2023.
The Company’s obligations to the lenders are secured by the uncalled investor’s capital commitments subject to an advance rate for each investor. The Credit Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.0. As of March 31, 2022 the Company was in compliance with these covenants.
As of March 31, 2022, $34.0 million was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $293,382 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of March 31, 2022, $246,013 of such prepaid loan structure fees had yet to be amortized. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facility payable.
Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the period ended March 31, 2022 (in hundreds of thousands):
For the period from Commencement of Operations through March 31, 2022
Interest expense	$0.2
Loan structure fees amortization	0.4
Commitment fees on unused portion	0.1
Total interest and other fees	$0.7
Weighted average interest rate	2.2%
Effective interest rate (including fee amortization)	28.3%
Average debt outstanding	$15.9
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2022, our off-balance sheet arrangements consisted of $14.6 million of unfunded commitments to provide debt financing to 8 of our portfolio companies. As of March 31, 2022, we had sufficient liquidity to fund such unfunded commitments should the need arise.
Regulated Investment Company Status and Dividends
We qualify and intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. So long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders as dividends on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Distributions declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.
To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of March 31, 2022, we had $0 of undistributed taxable income.
We intend to distribute to our shareholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our shareholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our shareholders. If we do this, our shareholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our shareholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our shareholders.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in Credit Facility. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.
In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service (the “IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash.
If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these U.S. Treasury regulations or private letter rulings. However, we continue to monitor the Company’s liquidity position and the overall economy and will continue to assess whether it would be in our and our shareholders best interest to take advantage of the IRS rulings.
Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements contained herein for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on the financial statements.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.
We consider the most significant accounting policies related to estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses to be those related to Investment Valuation.
Subsequent Events
Investment Portfolio
On April 1, 2022, the Company invested $5.0 million in the first lien term loan and committed $1.2 million in the unfunded revolver of Cancos Tile & Stone LLC, a regional distributor, seller, and custom fabricator of high-end ceramic and stone tile products and accessories. Additionally, the Company invested $0.2 million in the equity of the company.
On April 1, 2022, the Company invested $6.0 million in the first lien term loan and committed $1.0 million in the unfunded revolver of Tilley Chemical Company, Inc., a distributor of specialty chemicals, oils, and lubricants into the food & beverage, lubricants, flavor and fragrances, personal care, and other chemicals end-markets.
On April 4, 2022, the Company invested $5.0 million in the first lien term loan and committed $1.0 million in the unfunded revolver of Microbe Formulas, LLC, a provider of dietary supplements and other natural solutions for detox and gut health.
On April 29, 2022, the Company invested $1.3 million in the first lien term loan and committed $1.9 million in the unfunded revolver and $1.0 million in the unfunded delayed draw term loan of Florachem Holdings, LLC, a manufacturer and supplier of citrus ingredients, pine ingredients, specialty rosin resins, and other derivative products. Additionally, the Company invested $0.2 million in the equity of the company.
Credit Facility
On May 5, 2022, the Company entered the first amendment to the revolving Credit Facility to increase the maximum commitment amount from $50.0 million to $75.0 million on a committed basis.
The outstanding balance under the Credit Facility as of May 13, 2022 was $22.5 million.
Sale of Unregistered Securities
Since March 31, 2022, the Company sold 1,355,012 common shares of beneficial interest at a price of $14.76 per share for aggregate proceeds of $20.0 million. The sale of common shares of beneficial interest was made pursuant to subscription agreements entered into by the Company and its shareholders. Under the terms of the subscription agreements, shareholders are required to fund drawdowns to purchase shares of common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten days’ prior notice to shareholders.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, 100% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to the London Interbank Offered Rate (“LIBOR”) or the Secured Overnight Financing Rate (‘‘SOFR’’), which are indexed to 30-day or 90-day LIBOR or SOFR rates, subject to an interest rate floor. As of March 31, 2022, the weighted average interest rate floor on our floating rate loans was 1.00%.
Assuming that the Statements of Assets and Liabilities as of March 31, 2022 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:
($ in hundreds of thousands)
Change in Basis Points(2)	Interest Income	Interest Expense	Net Interest Income(1)
Up 200 basis points	$6.0	$(0.8)	$5.2
Up 150 basis points	4.2	(0.6)	3.6
Up 100 basis points	2.6	(0.4)	2.2
Up 50 basis points	1.1	(0.2)	0.9
Down 25 basis points	0.0	0.1	(0.1)

(1)
Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

(2)
Includes the impact of the zero percent SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the period ended March 31, 2022, we did not engage in hedging activities.
Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
(b) Changes in Internal Control Over Financial Reporting
The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2022 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A.   Risk Factors
There have been no material changes in the information provided under the heading “Risk Factors” in our Registration Statement on Form 10 as of December 31, 2021 other than as provided below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.
Our investments in the business services industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.
Our investments in portfolio companies that operate in the business services industry represent 62.26% of our total portfolio as of March 31, 2022. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
Our investments in the construction and building industry are subject to unique risks relating to regulatory changes and global economic conditions.
Our investments in portfolio companies that operate in the construction and building industry represent 18.44% of our total portfolio as of March 31, 2022. Portfolio companies in the construction and building sector are subject to many risks, including the negative impact of regulation, changing real estate market, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.
We may be subject to risks associated with our investments in capital equipment-related companies.
As of March 31, 2022, our investment in portfolio companies operating in this sector represents 12.94% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, product obsolescence, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2022, the Company completed an initial closing of capital commitments and received an aggregate capital commitment of $226,687,500. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 for total aggregate proceeds of $35,000,000. See Note 4 for further details.

No shares were issued under the distribution reinvestment program (“DRIP”) during the period ended March 31, 2022.
Item 3.   Defaults Upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
None.
Item 6.   EXHIBITS.
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:
Exhibit Number	Description
3.1	Form of Amended and Restated Declaration of Trust, Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
3.2	Form of Bylaws, Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.1	Investment Advisory Agreement, Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.2	Administration Agreement, Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.3	License Agreement, Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.4	Indemnification Agreement, Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.5	Reimbursement Agreement, Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.6	Signature Credit Facility*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 13, 2022                                        STELLUS PRIVATE CREDIT BDC
By:
/s/ Robert T. Ladd

Name:
Robert T. Ladd

Title:
Chief Executive Officer and President

By:
/s/ W. Todd Huskinson

Name:
W. Todd Huskinson

Title:
Chief Financial Officer