Form 10-Q
period 2022-06-30
Stellus Private Credit BDC
filed 2022-08-05
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-56378

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of August 5, 2022 was 3,688,347.

STELLUS PRIVATE CREDIT BDC

i

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2022
	(unaudited)	December 31, 2021
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $78,820,633)	$78,630,023		$—
Cash and cash equivalents	47,051,204		—
Interest receivable	488,877		—
Related party receivable	383,465		—
Expense reimbursement receivable from the Advisor	245,356		—
Deferred offering costs	163,546		139,570
Prepaid expenses	48,444		93,648
Other receivables	12,997		—
Total Assets	$127,023,912		$233,218
LIABILITIES
Credit Facility payable	$46,164,986		$—
Short-term loan payable	25,000,000		—
Due to affiliate	—		460,085
Unearned revenue	365,021		—
Interest payable	92,113		—
Income incentive fee payable	77,677		—
Administrative services payable	64,174		—
Trustees' fees payable	—		42,000
Other accrued expenses and liabilities	206,871		263,978
Total Liabilities	$71,970,842		$766,063
Commitments and contingencies (Note 7)
Net Assets	$55,053,070		$(532,845)
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 3,688,347 issued and outstanding as of June 30, 2022)	$36,883		$—
Paid-in capital	54,963,117		—
Accumulated undistributed surplus (deficit)	53,070		(532,845)
Net Assets	$55,053,070		$(532,845)
Total Liabilities and Net Assets	$127,023,912		$233,218
Net Asset Value Per Share	$14.93	$	N/A

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	For the three	For the six
	months ended	months ended
	June 30, 2022	June 30, 2022
INVESTMENT INCOME
Interest income	$1,247,218	$1,606,229
Other income	30,608	41,351
Total Investment Income	$1,277,826	$1,647,580
OPERATING EXPENSES
Management fees	$299,076	$391,365
Interest expense and other fees	277,904	350,671
Professional fees	116,476	225,064
Organization costs	—	90,184
Income incentive fees	77,677	77,677
Amortization of deferred offering costs	62,954	97,831
Administrative services expenses	40,257	108,399
Trustees' fees	40,000	78,000
Other general and administrative expenses	30,392	48,369
Insurance expense	20,495	40,796
Total Operating Expenses	$965,231	$1,508,356
Expenses reimbursed/waived by Investment Advisor (Note 2)	$(386,500)	$(636,722)
Net Operating Expenses	$578,731	$871,634
Net Investment Income	$699,095	$775,946
Net change in unrealized depreciation on non-controlled, non-affiliated investments	$(82,562)	$(190,610)
Net change in unrealized appreciation on foreign currency translation	$579	$579
Net Increase in Net Assets Resulting from Operations	$617,112	$585,915
Net Investment Income Per Share – basic and diluted	$0.23	$0.28
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.20	$0.21
Weighted Average Shares of Common Shares of Beneficial Interest Outstanding – basic and diluted	3,092,695	2,790,962

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Accumulated
	Number of	Par	Paid-in	undistributed
	shares	value	capital	(deficit) surplus	Net Assets
Balances at December 31, 2021	—	$—	$—	$(532,845)	$(532,845)
Net investment income	—	—	—	76,851	76,851
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(108,048)	(108,048)
Issuance of common shares of beneficial interest	2,333,334	23,333	34,976,667	—	35,000,000
Balances at March 31, 2022	2,333,334	$23,333	$34,976,667	$(564,042)	$34,435,958
Net investment income	—	—	—	699,095	699,095
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(82,562)	(82,562)
Net change in unrealized appreciation on foreign currency translation	—	—	—	579	579
Issuance of common shares of beneficial interest	1,355,013	13,550	19,986,450	—	20,000,000
Balances at June 30, 2022	3,688,347	$36,883	$54,963,117	$53,070	$55,053,070

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

For the six
months ended
June 30, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$585,915
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(79,461,775)
Proceeds from sales and repayments of investments	690,802
Net change in unrealized depreciation on investments	190,610
Net change in unrealized appreciation on foreign currency translation	(579)
Amortization of premium and accretion of discount, net	(49,672)
Amortization of loan structure fees	144,559
Amortization of deferred offering costs	97,831
Changes in other assets and liabilities
Increase in interest receivable	(488,877)
Increase in other receivable	(12,997)
Increase in receivable from related party	(383,465)
Increase in expense reimbursements receivable from the Advisor	(245,356)
Decrease in prepaid expenses	45,204
Decrease in due to affiliate	(460,085)
Decrease in trustees' fees payable	(42,000)
Increase in administrative services payable	64,174
Increase in interest payable	92,113
Increase in income incentive fees payable	77,677
Increase in unearned revenue	365,612
Decrease in other accrued expenses and liabilities	(57,107)
Net Cash Used In Operating Activities	$(78,847,416)
Cash flows from Financing Activities
Proceeds from the issuance of common shares of beneficial interest	$55,000,000
Offering costs paid for common shares of beneficial interest issued	(121,807)
Borrowings under Credit Facility	59,950,000
Repayments of Credit Facility	(13,500,000)
Financing costs paid on Credit facility	(429,573)
Short-term loan borrowings	25,000,000
Net Cash Provided by Financing Activities	$125,898,620
Net Increase in Cash and Cash Equivalents	$47,051,204
Cash and Cash Equivalents balance at Beginning of period	—
Cash and Cash Equivalents Balance at End of Period	$47,051,204
Supplemental and Non-Cash Activities
Cash paid for interest expense	$113,999
Increase in deferred offering costs	$23,976

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022

(unaudited)

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
AIP ATCO Buyer, LLC	(3)							Sterling Heights, MI
Term Loan	(4)	First Lien	6M SOFR+6.50%	1.00%	8.40%	5/17/2022	5/17/2028	Services: Business	$8,867,695	$8,692,218	$8,692,218	15.79%
Revolver	(4)	First Lien	1M SOFR+6.50%	1.00%	8.08%	5/17/2022	5/17/2028		432,185	432,185	423,633	0.77%
Total										$9,124,403	$9,115,851	16.56%
Axis Portable Air, LLC	(3)							Phoenix, AZ
Term Loan	(4)	First Lien	3M SOFR+5.75%	1.00%	7.95%	3/22/2022	3/22/2028	Capital Equipment	$1,509,146	$1,479,980	$1,486,509	2.70%
Axis Air Parent, LLC Preferred Units		Equity				3/22/2022			1,527	152,661	191,085	0.35%
Total										$1,632,641	$1,677,594	3.05%
BDS Solutions Intermediateco, LLC	(3)							Tampa Bay, FL
Term Loan	(4)	First Lien	3M SOFR+6.50%	1.00%	7.95%	2/24/2022	2/7/2027	Services: Business	$4,702,697	$4,658,161	$4,679,184	8.50%
Term Loan	(4)	First Lien	3M SOFR+6.50%	1.00%	8.75%	6/24/2022	2/7/2027		458,132	453,539	455,841	0.83%
Revolver	(4)	First Lien	3M SOFR+6.50%	1.00%	7.78%	2/24/2022	2/7/2027		656,946	656,946	653,661	1.19%
Total										$5,768,646	$5,788,686	10.52%
BLP Buyer, Inc.	(3)							Houston, TX
Term Loan	(4)	First Lien	3M LIBOR+6.25%	1.00%	7.54%	2/1/2022	2/1/2027	Capital Equipment	$2,792,442	$2,740,394	$2,722,631	4.95%
Revolver		First Lien	1M LIBOR+6.25%	1.00%	7.37%	2/1/2022	2/1/2027		139,482	139,482	135,995	0.25%
BL Products Parent, L.P. Class A Units		Equity				2/1/2022			339,326	339,326	305,368	0.55%
Total										$3,219,202	$3,163,994	5.75%
Exigo, LLC	(3)							Dallas, TX
Term Loan	(4)	First Lien	1M LIBOR+5.75%	1.00%	7.42%	3/16/2022	3/16/2027	Services: Business	$4,021,999	$3,964,205	$3,961,669	7.20%
Revolver	(4)	First Lien	1M LIBOR+5.75%	1.00%	7.42%	3/16/2022	3/16/2027		47,642	47,642	46,927	0.09%
Gauge Exigo Coinvest, LLC Common Units		Equity				3/16/2022			168,003	168,003	157,466	0.29%
Total										$4,179,850	$4,166,062	7.58%
Florachem Corporation	(3)							Jacksonville, FL
Term Loan	(4)	First Lien	3M LIBOR+6.50%	1.00%	8.75%	4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,264,834	$1,240,065	$1,240,086	2.25%
SK FC Holdings, L.P. Class A Units		Equity				4/29/2022			161	161,283	161,283	0.29%
Total										$1,401,348	$1,401,369	2.54%
HV Watterson Holdings, LLC	(3)							Schaumburg, IL
Term Loan	(4)	First Lien	3M LIBOR+6.00%	1.00%	8.25%	2/1/2022	12/17/2026	Services: Business	$8,201,074	$8,124,940	$7,996,047	14.52%
Total										$8,124,940	$7,996,047	14.52%
Inoapps Bidco, LLC	(3)							Houston, TX
Term Loan		First Lien	3M LIBOR+5.75%	1.00%	6.99%	2/15/2022	2/15/2027	Services: Business	$5,692,600	$5,586,303	$5,607,211	10.19%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity				2/15/2022			512,334	512,334	549,269	1.00%
Total										$6,098,637	$6,156,480	11.19%
International Designs Group LLC	(3)							Farmingville, NY
Term Loan	(4)	First Lien	3M LIBOR+6.00%	1.00%	7.47%	4/1/2022	4/1/2027	Construction & Building	$5,021,456	$4,925,078	$5,021,456	9.12%
Revolver		First Lien	3M LIBOR+6.00%	1.00%	7.47%	4/1/2022	4/1/2027		247,908	247,908	247,908	0.45%
International Designs Holdings LLC Common Units		Equity				4/1/2022			227,670	227,670	227,670	0.41%
Total										$5,400,656	$5,497,034	9.98%
Lightning Intermediate II, LLC	(3)							Jacksonville, FL
Term Loan	(4)	First Lien	6M SOFR+6.50%	1.00%	8.60%	6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$6,155,071	$6,033,586	$6,033,586	10.96%
Revolver	(4)	First Lien	6M SOFR+6.50%	1.00%	8.60%	6/6/2022	6/6/2027		130,706	130,706	128,126	0.23%
Gauge Vimergy Coinvest, LLC Units		Equity				6/6/2022			178	178,347	178,347	0.32%
Total										$6,342,639	$6,340,059	11.51%
Microbe Formulas LLC	(3)							Meridian, ID
Term Loan	(4)	First Lien	1M SOFR+6.25%	1.00%	7.48%	4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$5,032,665	$4,983,989	$4,983,989	9.05%
Revolver	(4)	First Lien	1M SOFR+6.25%	1.00%	7.48%	4/4/2022	4/3/2028		186,998	186,998	185,189	0.34%
Total										$5,170,987	$5,169,178	9.39%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022

(unaudited)

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares	Cost	Value (1)	Assets
Monitorus Holding, LLC	(3)(5)							London, UK
Term Loan	(4)	First Lien	3M LIBOR+7.00%	1.00%	8.51%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,119,464	$6,059,086	$6,059,086	11.01%
Total										$6,059,086	$6,059,086	11.01%
Peltram Plumbing Holdings, LLC	(3)							Auburn, WA
Term Loan	(4)	First Lien	3M LIBOR+6.00%	1.00%	8.25%	2/1/2022	12/30/2026	Construction & Building	$7,031,147	$6,916,881	$6,749,901	12.26%
Total										$6,916,881	$6,749,901	12.26%
Service Minds Company, LLC	(3)							Bradenton, FL
Term Loan	(4)	First Lien	3M LIBOR+5.50%	1.00%	6.87%	2/7/2022	2/7/2028	Services: Consumer	$2,421,493	$2,375,773	$2,360,956	4.29%
Delayed Draw Term Loan	(4)	First Lien	3M LIBOR+5.50%	1.00%	6.87%	2/7/2022	2/7/2028	Services: Consumer	534,366	529,146	521,007	0.95%
Total										$2,904,919	$2,881,963	5.24%
Tilley Distribution, Inc.	(3)							Baltimore, MD
Term Loan	(4)	First Lien	3M SOFR+6.00%	1.00%	7.67%	4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$6,030,697	$5,944,251	$5,942,910	10.79%
Revolver	(4)	First Lien	3M PRIME+5.00%	1.00%	9.00%	4/1/2022	12/31/2026		531,547	531,547	523,809	0.95%
Total										$6,475,798	$6,466,719	11.74%
Total Non-controlled, non-affiliated investments										$78,820,633	$78,630,023	142.84%
Net Investments										$78,820,633	$78,630,023	142.83%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(23,576,953)	(42.83%)
NET ASSETS											$55,053,070	100.00%
(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.

(3)	Unfunded commitments are denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”). At June 30, 2022, the Company had the following outstanding revolver and delayed draw commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
AIP ATCO Buyer, LLC	Revolver	$1,188,508	0.50%	May 17, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	1,344,512	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	130,775	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	241,966	0.50%	February 1, 2027
Exigo, LLC	Revolver	190,568	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	1,028,732	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,871,955	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	986,571	0.50%	April 29, 2028
HV Watterson Holdings, LLC	Revolver	1,241,511	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,766,204	1.00%	December 17, 2026
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	2,846,300	0.50%	February 15, 2027
International Designs Group LLC	Revolver	991,630	0.50%	April 1, 2027
Lightning Intermediate II, LLC	Revolver	616,185	0.50%	June 6, 2027
Microbe Formulas LLC	Revolver	747,992	0.50%	April 3, 2028
Monitorus Holding, LLC	Revolver	€1,251,514	0.50%	May 24, 2027
Monitorus Holding, LLC	Delayed Draw Term Loan	€3,585,699	0.50%	May 24, 2027
Peltram Plumbing Holdings, LLC	Revolver	883,310	0.50%	December 30, 2026
Service Minds Company, LLC	Revolver	646,587	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	1,121,632	1.00%	February 7, 2028
Tilley Distribution, Inc.	Revolver	455,024	0.50%	December 31, 2026
(4)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floors are not in effect.
(5)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.2% of the Company’s total assets as of June 30, 2022.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducted organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies ("ASC Topic 946"). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company qualifies and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company, that is a a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital”) and an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Stellus Capital serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

On January 31, 2022, the Company completed an initial closing of capital commitments and received an aggregate capital commitment of $226,687,500 pursuant to a private offering of common shares of beneficial interest to investors (the “Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 per share for total proceeds of $35,000,000. As of June 30, 2022, the Company had had accepted aggregate capital commitments of $226,687,500. The Company has issued 3,688,347 commons shares of beneficial interest for a total average purchase price of $14.91 in connection with the Offering. As of June 30, 2022, $171,687,500 of capital commitments remain undrawn. See Note 4 for further details.

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

As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of June 30, 2022, our asset coverage ratio was 177%.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The Company’s investment objective is to maximize the total return to its shareholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and unsecured debt financing, with corresponding equity co-investments. The Company sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

COVID-19 Developments

The effect on the U.S. and global economy of the ongoing Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic, uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine distribution, hesitancy and efficacy, the length of economic recovery, and policies of the U.S. presidential administration have created stress on the market and could affect our portfolio companies. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Supply Chain and Inflation

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response, including but not limited to increases in certain interest rates by the U.S. Federal Reserve. Persistent inflationary pressures could affect our portfolio companies' profit margins.

Portfolio Investment Classification

The Company classifies its portfolio investments in accordance with the requirements of the 1940 Act as follows: (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments or Affiliate Investments.

Cash and Cash Equivalents

As of June 30, 2022, cash balances totaling $14,551,204 exceeded FDIC insurance protection levels of $250,000 by $14,301,204. All of the Company’s cash deposits are held at a large, established high credit quality financial institution and management believes that risk of loss associated with any uninsured balance is remote.

As of June 30, 2022, the Company held $32,500,000 of cash equivalents in 10-day maturity U.S. Treasury Bills. The U.S. Treasury Bills were purchased using $7,500,000 margin cash and proceeds from a $25,000,000 short-term loan from Raymond James Financial Inc., accruing interest at an annual rate of approximately 1.75%. For the three and six months ended June 30, 2022, the Company accrued interest expense of $2,603 related to the short-term loan. On July 8, 2022, the Company sold the U.S. Treasury Bills and repaid the outstanding short-term loan.

Fair Value Measurements

We account for all of our financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility approximates fair value because the interest rates adjusts to the market interest rates (Level 3 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. The COVID-19 pandemic may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals to fulfill short-term liquidity needs. The Company works with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. During the three and six months ended June 30, 2022, no interest deferrals have been made related to COVID-19 or otherwise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. However, we consolidated the results of the Taxable Subsidiary. All intercompany balances have been eliminated upon consolidation.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

In following these approaches, the types of factors that will be taken into account in fair value pricing investments will include, as relevant, but not be limited to:

●	available current market data, including relevant and applicable market trading and transaction comparables;
●	applicable market yields and multiples;
●	security covenants;
●	call protection provisions;
●	information rights;
●	the nature and realizable value of any collateral;
●	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
●	comparisons of financial ratios of peer companies that are public;
●	comparable merger and acquisition transactions; and
●	the principal market and enterprise values.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

A presentation of the interest income we have received from portfolio companies for the three and six months ended June 30, 2022 is as follows:

	For the three	For the six
	months ended	months ended
	June 30, 2022	June 30, 2022
Loan interest	$1,193,400	$1,535,846
Fee amortization income(1)	52,477	68,306
Fee income acceleration(2)	1,341	2,077
Total Interest Income	$1,247,218	$1,606,229
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company has not incurred any income tax expense for the three and six months ended June 30, 2022.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of June 30, 2022, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and six months ended June 30, 2022.

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

The Taxable Subsidiary uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

For the three and six months ended June 30, 2022, the Company had no deferred tax assets or liabilities.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of common shares of beneficial interest outstanding for the period. The Company has no common share of beneficial interest equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Paid In Capital

The Company records the proceeds from the sale of its common shares of beneficial interest on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.

Distributable Earnings (Accumulated Undistributed Surplus)

The components that make up accumulated undistributed deficit on the Statements of Assets and Liabilities as of June 30, 2022 is as follows:

June 30,
2022
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net	$(190,610)
Net unrealized appreciation on foreign currency translations	579
Accumulated undistributed net investment income	243,101
Accumulated undistributed surplus	$53,070

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate, such as SOFR (as defined below), if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in February 2022 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2022.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an incentive fee. Base management fees have been waived by the Advisor in their entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the three and six months ended June 30, 2022, the Company accrued management fees of $299,076 and $391,365, respectively, all of which have been waived. The base management fees that have been waived by the Advisor are not subject to recoupment.

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

Pre-Incentive Fee Net Investment Income means interest income, fee income, distribution/dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee and expenses payable under the Administration Agreement but excluding any Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash. The Advisor is not obligated to return the incentive fee based on income it receives on deferred interest that is later determined to be uncollectible in cash.

Notwithstanding the foregoing, an income-based incentive fee shall be paid to the Advisor for any quarter only to the extent that, after such payment, the cumulative income-based incentive fees paid to the Advisor for the period that

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

U.S. GAAP requires that the accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2022, the Company accrued income incentive fees of $77,677 for both periods.

Expense Support and Conditional Reimbursement

The Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of its total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three and six months ended June 30, 2022, the Company recorded expense reimbursements of $87,423 and $245,356, respectively.

Reimbursements made by the Advisor with respect to the Company, with the exception of management fee waivers, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such waivers and/or reimbursements occurred.

For the three and six months ended June 30, 2022, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment over three years is as follows:

For the three	Amount subject	Amount	Balance subject	Date of
months ended	to recoupment	recouped	to recoupment	expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025

Trustees’ Fees

Each Independent Trustee of the Board is paid an annual board retainer of $50,000, payable in quarterly installments. The Company reimburses Independent Trustees for any out-of-pocket expenses related to their service as members of the Board. The Independent Trustees of the Board do not receive any stock-based compensation for their service as members of the Board. The Company’s trustees who are employed by Stellus Capital do not receive any compensation for their service as members of the Board. In addition, the Audit Committee Chairman is paid an additional annual retainer of $10,000.

For the three and six months ended June 30, 2022, the Company recorded an expense, relating to trustees’ fees of $40,000 and $78,000, respectively. As of June 30, 2022 and December 31, 2021, $0 and $42,000 in trustees’ fees were payable to the Company’s trustees, respectively.

Co-Investment Pursuant to SEC Order

On May 9, 2022, the Company received an exemptive order (the “Order”) from the SEC that permits it to co-invest with investment funds managed by the Advisor and its affiliates where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting the Company to co-invest with other funds managed by the Advisor and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its and do not involve overreaching of the Company or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of its shareholders and is consistent with the Company’s investment objectives and strategies.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Administration Agreement

Under the Administration Agreement, Stellus Capital furnishes the Company with office facilities and equipment and will provide the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Stellus Capital also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, Stellus Capital assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, Stellus Capital also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance.

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three and six months ended June 30, 2022, the Company recorded expenses of $14,574 and $41,216, respectively, relating to the Administration Agreement. As of June 30, 2022 and December 31, 2021, $41,216 and $0, respectively, remained payable to Stellus Capital under the Administration Agreement.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

NOTE 3 — DISTRIBUTIONS

Distributions are declared by the Company’s Board and recognized as distribution liabilities on the record date. The Company intends to make quarterly distributions to shareholders. Distributions will be made to shareholders at such times and in such amounts as determined by the Company’s Board. Any distribution to shareholders will be declared out of assets legally available for distribution. The Company has not declared any distributions on its common shares of beneficial interest from Inception through June 30, 2022.

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each will receive dividends in the form of additional common shares of beneficial interest unless they notify the Company that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Company in writing at least 20 business days prior to the distribution date fixed by the Board for such dividend. If such notice is received by the Company less than 20 business days prior to the relevant distribution date, then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company did not issue shares through the DRIP for the six months ended June 30, 2022.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

On January 31, 2022, the Company completed an initial closing of capital commitments and received an aggregate capital commitment of $226,687,500. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 for total aggregate proceeds of $35,000,000.

As of June 30, 2022, the Company issued a total of 3,688,347 common shares of beneficial interest and drew down $55,000,000 of capital commitments since Inception.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net decrease in net assets resulting from operations per common share of beneficial interest for the three and six months ended June 30, 2022.

	For the three	For the six
	months ended	months ended
	June 30, 2022	June 30, 2022
Net increase in net assets resulting from operations	$617,112	$585,915
Weighted average common shares of beneficial interest	3,092,695	2,790,962
Net increase in net assets from operations per share	$0.20	$0.21

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

At June 30, 2022, the Company had investments in 15 portfolio companies. The total fair value and cost of the investments were $78,630,023 and $78,820,633, respectively. The composition of our investments as of June 30, 2022 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$77,081,009	$76,859,535
Equity	1,739,624	1,770,488
Total Investments	$78,820,633	$78,630,023

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2022, the Company had 15 of such investments with aggregate unfunded commitments of $25,638,236. The Company maintains sufficient liquidity through its available cash balances and/or its ability to drawdown capital from investors to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The aggregate gross unrealized depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as June 30, 2022 was as follows:

June 30,
2022
Aggregate cost of portfolio company securities	$78,820,633
Gross unrealized appreciation of portfolio company securities	$222,520
Gross unrealized depreciation of portfolio company securities	$(413,130)
Aggregate fair value of portfolio company securities	$78,630,023

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2022 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$76,859,535	$76,859,535
Equity	—	—	1,770,488	1,770,488
Total Investments	$—	$—	$78,630,023	$78,630,023

The aggregate values of Level 3 portfolio investments change during the six months ended June 30, 2022 are as follows:

	Senior Secured
	Loans-First
	Lien	Equity	Total
Fair value at beginning of period	$—	$—	$—
Purchases of investments	77,722,151	1,739,624	79,461,775
Sales and Redemptions	(690,802)	—	(690,802)
Change in unrealized depreciation on investments included in earnings	(221,474)	30,864	(190,610)
Change in unrealized depreciation on foreign currency translation included in earnings	(12)	—	(12)
Amortization of premium and accretion of discount, net	49,672	—	49,672
Fair value at end of period	$76,859,535	$1,770,488	$78,630,023

There were no Level 3 transfers during the six months ended June 30, 2022.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Florida	$16,417,552	$16,412,077	20.87%
Texas	13,497,689	13,486,536	17.15%
Michigan	9,124,403	9,115,851	11.59%
Illinois	8,124,940	7,996,047	10.17%
Washington	6,916,881	6,749,901	8.59%
Maryland	6,475,798	6,466,719	8.23%
United Kingdom	6,059,086	6,059,086	7.71%
New York	5,400,656	5,497,034	6.99%
Idaho	5,170,987	5,169,178	6.57%
Arizona	1,632,641	1,677,594	2.13%
	$78,820,633	$78,630,023	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$33,296,476	$33,223,126	42.25%
Construction & Building	12,317,537	12,246,935	15.57%
Consumer Goods: Non-Durable	11,513,626	11,509,237	14.64%
Chemicals, Plastics, & Rubber	7,877,146	7,868,088	10.01%
Media: Diversified & Production	6,059,086	6,059,086	7.70%
Capital Equipment	4,851,843	4,841,588	6.16%
Services: Consumer	2,904,919	2,881,963	3.67%
	$78,820,633	$78,630,023	100.00%

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2022:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$76,859,535	Income/Market	HY credit spreads,	1.18% to 1.67% (1.50%)
		approach(2)	Risk free rates	0.60% to 1.82% (1.21%)
			Market multiples	7.2x to 13.9x (10.3x)(4)

Equity investments	$1,770,488	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	5.9x to 15.9x (12.2x)
	$78,630,023
(1)	Weighted average based on fair value as of June 30, 2022.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from 1.18% (118 basis points) to 1.67% (167 basis points). The average of all changes was 1.50% (150 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

As of June 30, 2022, the Company had $25,638,236 in unfunded debt commitments to 15 existing portfolio companies. As of June 30, 2022, the Company had sufficient liquidity through its available cash balances and/or its ability to drawdown capital from investors to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the period from
Commencement of
Operations through
June 30, 2022
(unaudited)
Per Share Data:(1)
Net asset value at beginning of period(2)	$14.77
Net investment income	0.28
Change in unrealized depreciation	(0.07)
Total from operations	$0.21
Other(3)	(0.05)
Net asset value at end of period	$14.93
Total return based on market value(4)	2.64%
Weighted average shares outstanding	2,790,962

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

For the period from
Commencement of
Operations through
June 30, 2022
(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$55,053,070
Weighted average net assets	$41,432,778
Annualized ratio of net operating expenses to weighted average net assets(5)(6)	4.36%
Annualized ratio of interest expense and other fees to weighted average net assets(6)	2.06%
Annualized ratio of net investment income to weighted average net assets(5)(6)	5.32%
Portfolio turnover(7)	3.95%
Credit Facility payable	$46,450,000
Short-term loan payable	$25,000,000
Asset coverage ratio(8)	1.77x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	The initial offering price of $15.00 per share less $0.23 per share of organization costs.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(5)	Net of 3.74% from expenses reimbursed and fees waived by the Advisor.
(6)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., organization costs of $3,534 for the period from Commencement of Operations through June 30, 2022).
(7)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(8)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

NOTE 9 — CREDIT FACILITY

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank (the “Credit Facility”). On June 17, 2022, Stellus Private Credit BDC (the “Company”) entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) by and between the Company, as the borrower and Signature Bank (“Signature Bank”), as the lender. The Second Amendment amends the Revolving Credit and Security Agreement, dated February 1, 2022 (as amended by that certain First Amendment to Revolving Credit and Security Agreement dated May 5, 2022, the “Existing Credit Facility”) by and between the Company and Signature Bank as the lender. The Second Amendment increase the maximum commitment amount under the Existing Credit Facility from $75,000,000 to $100,000,000 on a committed basis. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i)  the Secured Overnight Financing Rate (“SOFR”) plus 1.80% plus a SOFR credit spread adjustment (0.10% for one-month term SOFR) with a zero percent floor or (ii) 0.80% plus an alternate base rate based on the greatest of the Prime Rate or the Federal Funds Rate plus 0.50%. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitments. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 1, 2023.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The Company’s obligations to the lenders are secured by the uncalled investor’s capital commitments subject to an advance rate for each Member investor. The Credit Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.0. As of June 30, 2022, the Company was in compliance with these covenants.

As of June 30, 2022, $46,450,000 was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred loan structure fees of $429,573 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of June 30, 2022, $285,014 of such prepaid loan structure fees had yet to be amortized. These prepaid loan structure fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facility payable.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

June 30,
2022
Credit Facility payable	$46,450,000
Prepaid loan structure fees	(285,014)
Credit facility payable, net of prepaid loan structure fees	$46,164,986

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and six months ended June 30, 2022:

	For the three	For the six
	months ended	months ended
	June 30, 2022	June 30, 2022

Interest expense	$178,110	$203,508
Loan structure fees amortization	97,191	144,560
Total interest and other fees	$275,301	$348,068
Weighted average interest rate	3.1%	3.4%
Effective interest rate (including fee amortization)	4.8%	5.8%
Average debt outstanding	$23,106,593	$14,644,667

NOTE 10 — SUBSEQUENT EVENTS

Investment Portfolio

On July 1, 2022, we invested $7,498,862 in the first lien term loan and committed $1,477,049 in the revolver of Heat Makes Sense Shared Services, LLC, a branded haircare platform. Additionally, we invested $383,465 million in the equity of the company.

On July 5, 2022, we invested $6,169,082 in the first lien term loan of Baker Manufacturing Company, LLC, a manufacturer of water well equipment, specialized filtration pumps, and custom castings. Additionally, we invested $330,978 in the equity of the company.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

On July 12, 2022, we fully funded $3,655,642 in the delayed draw term loan of Monitorus Holding, LLC, an existing portfolio company.

On July 15, 2022, we received full repayment on the first lien term loan of International Designs Group, LLC for total proceeds of $5,269,364.

On July 29, 2022, we invested $3,551,651 in the first lien term loan and committed $1,275,886 in the revolver and $3,879,736 in the delayed draw term loan of a provider of product testing and consumer insights. Additionally, we invested $343,529 in the equity of the company.

On August 2, 2022, we partially funded $2,371,917 in the delayed draw term loan and an additional $31,238 in the equity of Inoapps Bidco, LLC, an existing portfolio company.

Credit Facility

The outstanding balance under the Credit Facility as of August 5, 2022 was $44,415,000.

Distributions Declared

On August 4, 2022, our board of trustees declared a regular distribution for the second quarter of 2022 of $0.21 per share, payable to shareholders of record as of August 11, 2022 which will be paid on August 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Private Credit BDC’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, related to the current COVID-19 pandemic and otherwise, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Stellus Private BDC Advisor, LLC (the “Advisor”) or Stellus Capital Management, LLC (“Stellus Capital”);
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital and the Advisor to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

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

We qualify and intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2022, we were in compliance with the RIC requirements. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of June 30, 2022, our asset coverage ratio was 177%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

COVID-19 Developments

The effect on the U.S. and global economy of the ongoing Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic, uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine distribution, hesitancy and efficacy, the length of economic recovery, and policies of the U.S. presidential administration have created stress on the market and could affect our portfolio companies. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.

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

Supply Chain and Inflation

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response, including but not limited to increases in certain interest rates by the U.S. Federal Reserve. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

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

As of June 30, 2022, we had $78.6 million (at fair value) invested in 15 portfolio companies. As of June 30, 2022, our portfolio included approximately 98% of first lien debt and 2% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2022 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$77,081,009	$76,859,535
Equity	1,739,624	1,770,488
Total Investments	$78,820,633	$78,630,023

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2022, we had unfunded commitments of $25.6 million to provide debt financing to 15 portfolio companies. As of June 30, 2022, we had sufficient liquidity through its available cash balances and/or its ability to drawdown capital from investors to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Florida	$16,417,552	$16,412,077	20.87%
Texas	13,497,689	13,486,536	17.15%
Michigan	9,124,403	9,115,851	11.59%
Illinois	8,124,940	7,996,047	10.17%
Washington	6,916,881	6,749,901	8.59%
Maryland	6,475,798	6,466,719	8.23%
United Kingdom	6,059,086	6,059,086	7.71%
New York	5,400,656	5,497,034	6.99%
Idaho	5,170,987	5,169,178	6.57%
Arizona	1,632,641	1,677,594	2.13%
	$78,820,633	$78,630,023	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$33,296,476	$33,223,126	42.25%
Construction & Building	12,317,537	12,246,935	15.57%
Consumer Goods: Non-Durable	11,513,626	11,509,237	14.64%
Chemicals, Plastics, & Rubber	7,877,146	7,868,088	10.01%
Media: Diversified & Production	6,059,086	6,059,086	7.70%
Capital Equipment	4,851,843	4,841,588	6.16%
Services: Consumer	2,904,919	2,881,963	3.67%
	$78,820,633	$78,630,023	100.00%

At June 30, 2022, our average portfolio company investment at amortized cost and fair value was approximately $5.3 million and $5.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $9.1 million and $9.1 million, respectively.

At June 30, 2022, 100% of our debt investments bore interest based on floating rates (subject to interest rate floors).

The weighted average yield on all of our debt investments as of June 30, 2022 was approximately 8.4%. The weighted average yield on all of our investments, including non-income producing equity positions, investments as of June 30, 2022 was approximately 8.2%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of June 30, 2022, we had cash and cash equivalents of $47.1 million.

Investment Activity

During the six months ended June 30, 2022, we made an aggregate of $79.5 million of investments in fifteen new portfolio companies. During the six months ended June 30, 2022, we received an aggregate of $0.7 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2022
	(dollars in millions)
				Number of
		% of Total		Portfolio
Investment Category	Fair Value	Portfolio		Companies
2	$78.6	100%	%	15
Total	$78.6	100%	%	15

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

Comparative financial statement tables are not presented as the Company was formed on December 7, 2021 and did not commence operations until February 1, 2022. For the three and six months ended June 30, 2022, our total investment income was derived from our initial portfolio of investments during the three and six months ended June 30, 2022. All debt investments were income producing, and there were no loans on non-accrual status as of June 30, 2022.

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2022 (in millions).

	For the three	For the six
	months ended	months ended
	June 30, 2022	June 30, 2022
Interest income(1)	$1.2	$1.5
Miscellaneous fees(1)	0.1	0.1
Total	$1.3	$1.6

(1)	For the three and six months ended June 30, 2022, any non-recurring income related to early repayments from specific loan positions was de minimis.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital and the Advisor, or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state and local taxes;
●	independent trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2022 (in hundreds of thousands).

	For the three	For the six
	months ended	months ended
	June 30, 2022	June 30, 2022
Operating Expenses
Professional fees	$1.2	$2.2
Management fees	3.0	3.9
Incentive fees	0.8	0.8
Organization costs	—	0.9
Interest expense and other fees	2.8	3.5
Administrative services expenses	0.4	1.1
Trustee's fees	0.4	0.8
Amortization of deferred offering costs	0.6	1.0
Insurance expense	0.2	0.4
Other general and administrative expenses	0.3	0.5
Net expenses reimbursed and fees waived by Advisor	(3.9)	(6.4)
Net Operating Expenses	$5.8	$8.7

Net Investment Income

For the three months ended June 30, 2022, net investment income was $699,095, or $0.23 per common share of beneficial interest (based on 3,092,695 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2022).

For the six months ended June 30, 2022, net investment income was $775,946, or $0.28 per common share of beneficial interest (based on 2,790,962 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2022).

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three and six months ended June 30, 2022 totaled $232,973 and $690,802, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents for the three and six months ended June 30, 2022 totaled ($82,562) and ($190,610).

Provision for Taxes on Unrealized Appreciation on Investments

The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three and six months ended June 30, 2022, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2022, net increase in net assets resulting from operations totaled $617,112, or $0.20 per common share of beneficial interest (based on 3,092,695 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2022).

For the six months ended June 30, 2022, net increase in net assets resulting from operations totaled $585,915, or $0.21 per common share of beneficial interest (based on 2,790,962 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2022).

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $78.8 million for the six months ended June 30, 2022, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the six months ended June 30, 2022 provided cash of $125.9 million primarily from proceeds from net borrowings on our Credit Facility, short-term loan borrowings, and issuance of common shares of beneficial interest.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from net proceeds of any share offering, including pursuant to capital calls to investors with capital commitments to us, the Credit Facility, and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common shares of beneficial interest. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of June 30, 2022, our asset coverage ratio was 177%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2022, we had cash and cash equivalents of $47.1 million.

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

As of June 30, 2022, $46.5 million was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $429,573 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of June 30, 2022, $285,014 of such prepaid loan structure fees had yet to be amortized. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facility payable.

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and six months ended June 30, 2022 (in hundreds of thousands):

	For the three	For the six
	months ended	months ended
	June 30, 2022	June 30, 2022
Interest expense	$1.8	$2.1
Loan structure fees amortization	1.0	1.4
Total interest and other fees	$2.8	$3.5
Weighted average interest rate	3.1%	3.4%
Effective interest rate (including fee amortization)	4.8%	5.8%
Average debt outstanding	$231.1	$146.4

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2022, our off-balance sheet arrangements consisted of $25.6 million of unfunded commitments to provide debt financing to 15 of our portfolio companies. As of June 30, 2022, we had sufficient liquidity through its available cash balances and/or its ability to drawdown capital from investors to fund such unfunded commitments should the need arise.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2021 we had no undistributed taxable income.

We intend to distribute to our shareholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our shareholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our shareholders. If we do this, our shareholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common shares of beneficial interest. Our shareholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our shareholders.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

We consider the most significant accounting policies related to estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses to be those related to Investment Valuation.

Subsequent Events

Investment Portfolio

On July 1, 2022, we invested $7.5 million in the first lien term loan and committed $1.5 million in the revolver of Heat Makes Sense Shared Services, LLC, a branded haircare platform. Additionally, we invested $0.4 million in the equity of the company.

On July 5, 2022, we invested $6.2 million in the first lien term loan Baker Manufacturing Company, LLC, a manufacturer of water well equipment, specialized filtration pumps, and custom castings. Additionally, we invested $0.3 million in the equity of the company.

On July 12, 2022, we fully funded $3.7 million in the delayed draw term loan of Monitorus Holding, LLC, an existing portfolio company.

On July 15, 2022, we received full repayment on the first lien term loan of International Designs Group, LLC for total proceeds of $5.3 million.

On July 29, 2022, we invested $3.6 million in the first lien term loan and committed $1.3 million in the revolver and $3.9 million in the delayed draw term loan of a provider of product testing and consumer insights. Additionally, we invested $0.3 million in the equity of the company.

On August 2, 2022, we partially funded $2.4 million in the delayed draw term loan and an additional $0.1 million in the equity of Inoapps Bidco, LLC, an existing portfolio company.

Credit Facility

The outstanding balance under the Credit Facility as of August 5, 2022 was $44.4 million.

Distributions Declared

On August 4, 2022, our board of trustees declared a regular distribution for the second quarter of 2022 of $0.21 per share, payable to shareholders of record as of August 11, 2022 which will be paid on August 15, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. In July, the Federal Reserve again raised rates by 0.75% to 2.25%-2.5%, marking its fourth consecutive rate hike, and indicated that it would consider future rate hikes if inflation does not slow. As of June 30, 2022, 100% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to the London Interbank Offered Rate (“LIBOR”) or the Secured Overnight Financing Rate (‘‘SOFR’’), which are indexed to 30-day or 90-day LIBOR or SOFR rates, subject to an interest rate floor. As of June 30, 2022, the weighted average interest rate floor on our floating rate loans was 1.00%.

Assuming that the Statements of Assets and Liabilities as of June 30, 2022 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$1.6	$(0.9)	$0.7
Up 150 basis points	1.2	(0.7)	0.5
Up 100 basis points	0.8	(0.5)	0.3
Up 50 basis points	0.4	(0.2)	0.2
Down 50 basis points	(0.3)	0.2	(0.1)
Down 100 basis points	(0.5)	0.5	—
Down 150 basis points	(0.6)	0.7	0.1
Down 200 basis points	(0.6)	0.8	0.2
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of June 30, 2022, the three month LIBOR rate was 229 basis points and the three month SOFR rate was 210 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the zero percent SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and six months ended June 30, 2022, we did not engage in hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2022 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the information provided under the heading “Risk Factors” in our Registration Statement on Form 10 as of December 31, 2021 and Form 10-Q as of May 13, 2022 other than as provided below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our investments in the consumer goods industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

Our investments in portfolio companies that operate in the consumer goods industry represent 14.64% of our total portfolio as of June 30, 2022. Our investments in portfolio companies in the consumer goods sector include those that provide a wide range of daily usable products that are manufactures according to individual usage and as per end user requirements. Portfolio companies in the consumer goods sector are subject to many risks, including changes in consumer preferences, cyclical variations in the general economy and to uncertainty regarding future economic conditions a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the consumer goods industry must respond quickly to these changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the consumer goods sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

We may be subject to risks associated with our investments in chemical, plastics and rubber companies.

As of June 30, 2022, our investment in portfolio companies operating in this sector represents 10.01% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, product obsolescence, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2022, pursuant to capital commitments received, the Company issued 1,355,013 common shares of beneficial interest at a price of $14.76 for total proceeds of $20,000,000.

No shares were issued under the distribution reinvestment program (“DRIP”) during the period ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description
3.1	Form of Amended and Restated Declaration of Trust, Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
3.2	Form of Bylaws, Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.1	Investment Advisory Agreement, Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.2	Administration Agreement, Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.3	License Agreement, Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.4	Indemnification Agreement, Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.5	Reimbursement Agreement, Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.6

Second Amendment to Revolving Credit and Security Agreement by and between the Company, as the borrower and Signature Bank (“Signature Bank”), as the lender, Incorporated by reference to Exhibit 10.2 to the Registrant Current Report on Form 8-K filed with the SEC on June 21, 2022

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2022	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer