Form 10-Q
period 2022-09-30
Stellus Private Credit BDC
filed 2022-11-04
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of November 4, 2022 was 5,138,740.

STELLUS PRIVATE CREDIT BDC

i

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022
	(unaudited)	December 31, 2021
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of 128,200,252)	$127,382,778		$—
Cash and cash equivalents	11,133,994		—
Other receivable	1,246,743		—
Interest receivable	861,191		—
Expense reimbursement receivable from the Advisor	324,831		—
Deferred offering costs	114,130		139,570
Related party receivable	43,105		—
Prepaid expenses	42,998		93,648
Receivable for sales and repayments of investments	12,967		—
Total Assets	$141,162,737		$233,218
LIABILITIES
Credit Facilities payable	$54,441,084		$—
Short-term loan payable	9,000,000		—
Due to affiliate	—		460,085
Unearned revenue	498,153		—
Income incentive fee payable	246,156		—
Interest payable	233,971		—
Administrative services payable	106,190		—
Trustees' fees payable	—		42,000
Other accrued expenses and liabilities	90,123		263,978
Total Liabilities	$64,615,677		$766,063
Commitments and contingencies (Note 7)
Net Assets	$76,547,060		$(532,845)
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 5,138,740 issued and outstanding as of September 30, 2022)	$51,387		$—
Paid-in capital	76,302,940		—
Accumulated undistributed surplus (deficit)	192,733		(532,845)
Net Assets	$76,547,060		$(532,845)
Total Liabilities and Net Assets	$141,162,737		$233,218
Net Asset Value Per Share	$14.90	$	N/A

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	For the three	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2022
INVESTMENT INCOME
Interest income	$2,583,194	$4,189,423
Other income	46,509	87,860
Total Investment Income	$2,629,703	$4,277,283
OPERATING EXPENSES
Management fees	$396,989	$788,354
Income incentive fees	168,479	246,156
Professional fees	92,630	317,694
Organization costs	—	90,184
Amortization of deferred offering costs	67,151	164,982
Administrative services expenses	48,843	157,242
Trustees' fees	40,000	118,000
Insurance expense	20,530	61,326
Interest expense and other fees	699,425	1,050,096
Other general and administrative expenses	32,607	80,976
Total Operating Expenses	$1,566,654	$3,075,010
Expenses reimbursed/waived by Investment Advisor (Note 2)	$(476,464)	$(1,113,186)
Net Operating Expenses	$1,090,190	$1,961,824
Net Investment Income	$1,539,513	$2,315,459
Net realized gain on foreign currency translation	$2,146	$2,146
Net change in unrealized depreciation on non-controlled, non-affiliated investments	$(522,403)	$(713,013)
Net change in unrealized depreciation on foreign currency translation	$(105,040)	$(104,461)
Net Increase in Net Assets Resulting from Operations	$914,216	$1,500,131
Net Investment Income Per Share – basic and diluted	$0.37	$0.70
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.22	$0.45
Weighted Average Shares of Common Shares of Beneficial Interest Outstanding – basic and diluted	4,165,010	3,311,178

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Accumulated
	Number of	Par	Paid-in	undistributed
	shares	value	capital	(deficit) surplus	Net Assets
Balances at December 31, 2021	—	$—	$—	$(532,845)	$(532,845)
Net investment income	—	—	—	76,851	76,851
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(108,048)	(108,048)
Issuance of common shares of beneficial interest	2,333,334	23,333	34,976,667	—	35,000,000
Balances at March 31, 2022	2,333,334	$23,333	$34,976,667	$(564,042)	$34,435,958
Net investment income	—	—	—	699,095	699,095
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(82,562)	(82,562)
Net change in unrealized appreciation on foreign currency translations	—	—	—	579	579
Issuance of common shares of beneficial interest	1,355,013	13,550	19,986,450	—	20,000,000
Balances at June 30, 2022	3,688,347	$36,883	$54,963,117	$53,070	$55,053,070
Net investment income	—	—	—	1,539,513	1,539,513
Net realized gain on foreign currency translation	—	—	—	2,146	2,146
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(522,403)	(522,403)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(105,040)	(105,040)
Distributions from net investment income	—	—	—	(774,553)	(774,553)
Issuance of common shares of beneficial interest	1,450,393	14,504	21,339,823	—	21,354,327
Balances at September 30, 2022	5,138,740	$51,387	$76,302,940	$192,733	$76,547,060

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

For the nine
months ended
September 30, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,500,131
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(135,023,930)
Proceeds from sales and repayments of investments	6,925,278
Net change in unrealized depreciation on investments	713,013
Net change in unrealized depreciation on foreign currency translations	104,461
Amortization of premium and accretion of discount, net	(114,567)
Amortization of loan structure fees	277,541
Amortization of deferred offering costs	164,982
Changes in other assets and liabilities
Increase in interest receivable	(861,191)
Increase in other receivable	(1,246,743)
Increase in related party receivable	(43,105)
Increase in expense reimbursements receivable from the Advisor	(324,831)
Increase in prepaid expenses	50,650
Decrease in due to affiliate	(460,085)
Decrease in trustees' fees payable	(42,000)
Increase in administrative services payable	106,190
Increase in interest payable	233,971
Increase in income incentive fees payable	246,156
Increase in unearned revenue	498,153
Increase in other accrued expenses and liabilities	(173,855)
Net Cash Used In Operating Activities	$(127,469,781)
Cash flows from Financing Activities
Proceeds from the issuance of common shares of beneficial interest	$76,354,327
Offering costs paid for common shares of beneficial interest issued	(139,542)
Stockholder distributions paid	(774,553)
Borrowings under Credit Facilities	90,290,000
Repayments of Credit Facilities	(34,890,000)
Financing costs paid on Credit Facilities	(1,236,457)
Short-term loan borrowings	9,000,000
Net Cash Provided by Financing Activities	$138,603,775
Net Increase in Cash and Cash Equivalents	$11,133,994
Cash and Cash Equivalents Balance at Beginning of period	—
Cash and Cash Equivalents Balance at End of Period	$11,133,994
Supplemental and Non-Cash Activities
Cash paid for interest expense	$539,122
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	4,328

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon		Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
Archer Systems, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+	6.50%	1.00%	10.20%	8/11/2022	8/11/2027	Services: Business	$9,727,427	$9,537,896	$9,537,896	12.46%
Revolver	(5)	First Lien	3M SOFR+	6.50%	1.00%	9.65%	8/11/2022	8/11/2027		115,381	115,381	113,133	0.15%
CF Arch Holdings LLC Class A Units		Equity								496,967	496,967	496,967	0.65%
Total											$10,150,244	$10,147,996	13.26%
AIP ATCO Buyer, LLC	(4)								Sterling Heights, MI
Term Loan	(5)	First Lien	6M SOFR+	6.50%	1.00%	8.40%	5/17/2022	5/17/2028	Automotive	$8,867,695	$8,697,932	$8,646,002	11.30%
Revolver	(5)	First Lien	1M SOFR+	6.50%	1.00%	9.45%	5/17/2022	5/17/2028		1,242,531	1,242,531	1,211,468	1.58%
Total											$9,940,463	$9,857,470	12.88%
Axis Portable Air, LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+	5.75%	1.00%	9.45%	3/22/2022	3/22/2028	Capital Equipment	$1,509,146	$1,481,014	$1,486,509	1.94%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+	5.75%	1.00%	9.45%	3/22/2022	3/22/2028		1,344,512	1,331,267	1,324,344	1.73%
Axis Air Parent, LLC Preferred Units		Equity								1,527	152,661	192,218	0.25%
Total											$2,964,942	$3,003,071	3.92%
Baker Manufacturing Company, LLC									Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+	5.25%	1.00%	9.73%	7/5/2022	7/5/2027	Capital Equipment	$6,169,082	$6,047,953	$6,047,953	7.90%
BSC Blue Water Holdings, LLC Series A Units		Equity								330,978	330,978	330,978	0.43%
Total											$6,378,931	$6,378,931	8.33%
BDS Solutions Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+	6.25%	1.00%	9.14%	2/24/2022	2/7/2027	Retail	$4,690,881	$4,648,453	$4,620,518	6.04%
Term Loan	(5)	First Lien	3M SOFR+	6.25%	1.00%	9.14%	6/24/2022	2/7/2027		456,981	452,599	450,126	0.59%
Revolver	(5)	First Lien	3M SOFR+	6.25%	1.00%	9.03%	2/24/2022	2/7/2027		656,946	656,946	647,092	0.85%
Total											$5,757,998	$5,717,736	7.48%
BLP Buyer, Inc.	(4)								Houston, TX
Term Loan	(5)	First Lien	3M LIBOR+	6.25%	1.00%	9.03%	2/1/2022	2/1/2027	Capital Equipment	$2,785,443	$2,735,859	$2,729,734	3.57%
Revolver	(5)	First Lien	1M LIBOR+	6.25%	1.00%	8.93%	2/1/2022	2/1/2027		139,482	139,482	136,692	0.18%
BL Products Parent, L.P. Class A Units		Equity					2/1/2022			339,326	339,326	329,974	0.43%
Total											$3,214,667	$3,196,400	4.18%
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+	6.25%	1.00%	9.95%	7/29/2022	7/29/2027	Services: Business	$3,551,651	$3,482,487	$3,482,487	4.55%
Revolver	(5)	First Lien	3M SOFR+	6.25%	1.00%	9.95%	7/29/2022	7/29/2027		637,943	637,943	625,520	0.82%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	343,529	0.45%
Total											$4,463,959	$4,451,536	5.82%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M LIBOR+	5.75%	1.00%	8.87%	3/16/2022	3/16/2027	Software	$4,011,919	$3,956,845	$3,951,740	5.16%
Revolver	(5)	First Lien	1M LIBOR+	5.75%	1.00%	8.87%	3/16/2022	3/16/2027		47,642	47,642	46,927	0.06%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	161,018	0.21%
Total											$4,172,490	$4,159,685	5.43%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M LIBOR+	6.50%	1.00%	10.17%	4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,261,672	$1,237,765	$1,236,439	1.62%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	165,302	0.22%
Total											$1,399,048	$1,401,741	1.84%
Heartland Business Systems, LLC	(4)								Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+	6.25%	1.00%	9.31%	8/26/2022	8/26/2027	Services: Business	$3,210,687	$3,147,307	$3,147,307	4.11%
AMCO HBS Holdings, LP Class A Units		Equity					8/26/2022			1,570	157,008	157,008	0.21%
Total											$3,304,315	$3,304,315	4.32%
Heat Makes Sense Shared Services, LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+	5.50%	0.75%	9.63%	7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,498,862	$7,349,196	$7,349,196	9.60%
Revolver	(5)	First Lien	3M SOFR+	5.50%	0.75%	8.19%	7/1/2022	7/1/2028		472,656	472,656	463,222	0.61%
Ishtar Co-Invest-B LP Partnership Interests		Equity								298,251	298,251	298,251	0.39%
Oshun Co-Invest-B LP Partnership Interests		Equity								85,213	85,213	85,213	0.11%
Total											$8,205,316	$8,195,882	10.71%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon		Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan	(5)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%	2/1/2022	12/17/2026	Services: Business	$8,180,468	$8,108,129	$7,975,956	10.42%
Revolver	(5)	First Lien	3M LIBOR+	6.00%	1.00%	9.63%	2/1/2022	12/17/2026		198,642	198,642	193,676	0.25%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%	2/1/2022	12/17/2026		198,698	196,742	193,731	0.25%
Total											$8,503,513	$8,363,363	10.92%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M LIBOR+	5.75%	1.00%	8.56%	2/15/2022	2/15/2027	High Tech Industries	$5,678,368	$5,576,992	$5,593,192	7.31%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+	5.75%	1.00%	8.54%	2/15/2022	2/15/2027		2,371,917	2,348,904	2,336,338	3.05%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity								512,365	543,572	655,729	0.86%
Total											$8,469,468	$8,585,259	11.22%
International Designs Group, LLC									Farmingville, NY
International Designs Holdings LLC Common Units		Equity							Construction & Building	$455,341	$455,341	$443,934	0.58%
Total											$455,341	$443,934	0.58%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+	6.50%	1.00%	8.60%	6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$6,116,602	$6,000,764	$5,933,104	7.75%
Revolver	(5)	First Lien	6M SOFR+	6.50%	1.00%	8.60%	6/6/2022	6/6/2027		130,706	130,706	126,785	0.17%
Gauge Vimergy Coinvest, LLC Units		Equity								178	178,347	237,883	0.31%
Total											$6,309,817	$6,297,772	8.23%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+	6.00%	1.00%	9.12%	9/2/2022	9/2/2027	Consumer Goods: Durable	$9,402,047	$9,262,823	$9,262,822	12.10%
Revolver	(5)	First Lien	3M SOFR+	6.00%	1.00%	9.12%	9/2/2022	9/2/2027		1,331,608	1,331,608	1,311,890	1.71%
MacKenzie-Childs Investment, LP Partnership Interests		Equity								311,482	311,482	311,482	0.41%
Total											$10,905,913	$10,886,194	14.22%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+	6.25%	1.00%	9.00%	4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$4,696,927	$4,653,069	$4,556,019	5.95%
Total											$4,653,069	$4,556,019	5.95%
Monitorus Holding, LLC	(4)(6)								London, UK
Term Loan	(5)	First Lien	3M LIBOR+	7.00%	1.00%	10.68%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,119,464	$6,061,572	$6,027,672	7.87%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+	7.00%	1.00%	10.68%	5/24/2022	5/24/2027		€3,585,699	3,619,086	3,460,339	4.52%
Sapphire Aggregator S.a r.l. Class A Shares		Equity								1,635,819	32,722	32,722	0.04%
Sapphire Aggregator S.a r.l. Class B Shares		Equity								1,635,814	32,722	32,722	0.04%
Sapphire Aggregator S.a r.l. Class C Shares		Equity								1,635,814	32,722	32,722	0.04%
Sapphire Aggregator S.a r.l. Class D Shares		Equity								1,635,814	32,722	32,722	0.04%
Sapphire Aggregator S.a r.l. Class E Shares		Equity								1,635,814	32,722	32,722	0.04%
Sapphire Aggregator S.a r.l. Class F Shares		Equity								1,635,814	32,722	32,722	0.04%
Sapphire Aggregator S.a r.l. Class G Shares		Equity								1,635,814	32,722	32,722	0.04%
Sapphire Aggregator S.a r.l. Class H Shares		Equity								1,635,814	32,722	32,722	0.04%
Sapphire Aggregator S.a r.l. Class I Shares		Equity								1,635,814	32,722	32,722	0.04%
Total											$9,975,156	$9,782,509	12.75%
Pearl Media Holdings, LLC	(4)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+	6.25%	1.50%	9.30%	8/31/2022	8/31/2027	Consumer Goods: Durable	$2,677,934	$2,625,070	$2,625,070	3.43%
Revolver	(5)	First Lien	3M SOFR+	6.25%	1.50%	9.30%	8/31/2022	8/31/2027		81,290	81,290	79,685	0.10%
Total											$2,706,360	$2,704,755	3.53%
Peltram Plumbing Holdings, LLC	(4)								Auburn, WA
Term Loan	(5)	First Lien	3M LIBOR+	6.25%	1.00%	9.92%	2/1/2022	12/30/2026	Construction & Building	$7,013,481	$6,904,888	$6,803,077	8.89%
Total											$6,904,888	$6,803,077	8.89%

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon		Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Service Minds Company, LLC	(4)								Bradenton, FL
Term Loan	(5)	First Lien	1M LIBOR+	5.00%	1.00%	7.70%	2/7/2022	2/7/2028	Services: Consumer	$2,415,409	$2,371,463	$2,342,947	3.06%
Delayed Draw Term Loan	(5)	First Lien	1M LIBOR+	5.00%	1.00%	7.70%	2/7/2022	2/7/2028	Services: Consumer	533,026	528,008	517,035	0.68%
Total											$2,899,471	$2,859,982	3.74%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+	5.50%	1.00%	8.78%	4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$6,015,485	$5,933,336	$5,774,866	7.54%
Revolver	(5)	First Lien	3M SOFR+	5.50%	1.00%	8.78%	4/1/2022	12/31/2026		531,547	531,547	510,285	0.67%
Total											$6,464,883	$6,285,151	8.21%
Total Non-controlled, non-affiliated investments											$128,200,252	$127,382,778	166.41%
Net Investments											$128,200,252	$127,382,778	166.41%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(50,835,718)	(66.41%)
NET ASSETS												$76,547,060	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).

(4)	At September 30, 2022, the Company had the following outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
AIP ATCO Buyer, LLC	Revolver	$378,162	0.50%	May 17, 2028
Archer Systems, LLC	Revolver	910,226	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	130,775	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	241,966	0.50%	February 1, 2027
Curion Holdings, LLC	Revolver	637,943	0.50%	July 29, 2027
Curion Holdings, LLC	Delayed Draw Term Loan	3,879,736	0.50%	July 29, 2027
Exigo, LLC	Revolver	190,568	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	1,028,732	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,871,955	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	986,571	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	6,632,305	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	1,004,393	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	1,042,869	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	474,383	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	616,185	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	204,863	0.50%	September 2, 2027
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monitorus Holding, LLC	Revolver	€1,251,514	0.50%	May 24, 2027
Pearl Media Holdings, LLC	Revolver	615,483	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	883,310	0.50%	December 30, 2026
Service Minds Company, LLC	Revolver	646,587	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	1,121,632	1.00%	February 7, 2028
Tilley Distribution, Inc.	Revolver	455,024	0.50%	December 31, 2026
(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 93.1% of the Company’s total assets as of September 30, 2022.
(7)	This loan is a unitranche investment.
(8)	These loans are lat-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducting organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies ("ASC Topic 946"). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company qualifies and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company, that is a a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital”) and an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. Stellus Capital serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

On January 31, 2022, the Company completed an initial closing of capital commitments and received aggregate capital commitments of $226,687,500 pursuant to a private offering of common shares of beneficial interest to investors (the “Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 per share for total proceeds of $35,000,000. As of September 30, 2022, the Company had aggregate capital commitments of $228,037,500. The Company has issued 5,138,740 commons shares of beneficial interest for a total average purchase price of $14.86 in connection with the Offering. As of September 30, 2022, $151,687,500 of capital commitments remain undrawn. See Note 4 for further details.

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

As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2022, our asset coverage ratio was 219%.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

COVID-19 Developments

The effect on the U.S. and global economy of the ongoing pandemic caused by the novel coronavirus, SARS-CoV-2 (also referred to as “COVID-19” or “Coronavirus”), uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine distribution, hesitancy and efficacy, the length of economic recovery, and policies of the U.S. presidential administration have created stress on the market and could affect our portfolio companies. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, rising interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

Cash and Cash Equivalents

As of September 30, 2022, cash balances totaling $1,133,994 exceeded Federal Deposit Insurance Corporation insurance protection levels of $250,000 by $883,994. All of the Company’s cash deposits are held at a large, established high credit quality financial institution and management believes that risk of loss associated with any uninsured balance is remote.

As of September 30, 2022, the Company held $10,000,000 of cash equivalents in 10-day maturity U.S. Treasury Bills. The U.S. Treasury Bills were purchased using $1,000,000 margin cash and proceeds from a $9,000,000 short-term loan from Raymond James Financial Inc., accruing interest at an annual rate of approximately 1.75%. For the three and nine months ended September 30, 2022, the Company incurred interest expense of $15,023 and $17,626, respectively, related to the short-term loan. On October 7, 2022, the Company sold the U.S. Treasury Bills and repaid the outstanding short-term loan.

Fair Value Measurements

We account for all of our financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facilities (defined below) approximates fair value because the interest rates adjusts to the market interest rates (Level 3 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. The COVID-19 pandemic may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals to fulfill short-term liquidity needs. The Company works with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals,

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

funding on unused lines of credit, and other sources of liquidity. During the three and nine months ended September 30, 2022, no interest deferrals have been made related to COVID-19 or otherwise.

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

Deferred Financing Costs

Deferred financing costs consists of prepaid loan structure fees and expenses paid in connection with the closing of our Credit Facilities and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.

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

Investments

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. While our board of trustees has not elected to designate the Advisor as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Section 2(a)(41)of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by a BDC's Board of Trustees. Under procedures established by our Board, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost, plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist us in its valuation. Because the Company expects that there will not be a readily available market quotation for many of the investments in its portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

In following these approaches, the types of factors that will be taken into account in fair value pricing investments will include, as relevant, but not be limited to:

●	available current market data, including relevant and applicable market trading and transaction comparables;
●	applicable market yields and multiples;
●	financial covenants;
●	call protection provisions;
●	information rights;
●	the nature and realizable value of any collateral;
●	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
●	comparisons of financial ratios of peer companies that are public;
●	comparable merger and acquisition transactions; and
●	the principal market and enterprise values.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

A presentation of the interest income we have received from portfolio companies for the three and nine months ended September 30, 2022 is as follows:

	For the three	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2022
Loan interest	$2,298,242	$3,834,088
Fee amortization income(1)	184,560	252,866
Fee income acceleration(2)	100,392	102,469
Total Interest Income	$2,583,194	$4,189,423
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

to its shareholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company has not incurred any income tax expense for the three and nine months ended September 30, 2022.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of September 30, 2022, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and nine months ended September 30, 2022.

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

For the three and nine months ended September 30, 2022, the Company had no deferred tax assets or liabilities.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

Distributable Earnings (Accumulated Undistributed Surplus)

The components that make up accumulated undistributed deficit on the Statements of Assets and Liabilities as of September 30, 2022 is as follows:

September 30,
2022
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net	$(713,013)
Net unrealized appreciation on foreign currency translations	(104,461)
Accumulated undistributed net investment income	1,010,207
Accumulated undistributed surplus	$192,733

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate, such as SOFR (as defined below), if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in February 2022 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended September 30, 2022.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an incentive fee. Base management fees have been waived by the Advisor in their entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the three and nine months ended September 30, 2022, the Company accrued management fees of $396,989 and $788,354, respectively, all of which have been waived. The base management fees that have been waived by the Advisor are not subject to recoupment by the Company.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

For the three and nine months ended September 30, 2022, the Company accrued income incentive fees of $168,479 and $246,156, respectively. As of September 30, 2022, $73,848 of Income Incentive Fees accrued but not paid by the Company were deferred pursuant to the Cumulative Pre-Incentive Fee Net Return limitation and are not currently payable.

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

For the three and nine months ended September 30, 2022, the Company did not accrue any Capital Gains Incentive Fee.

Expense Support and Conditional Reimbursement

The Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of its total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three and nine months ended September 30, 2022, the Company recorded expense reimbursements of $79,475 and $324,832, respectively.

Reimbursements made by the Advisor with respect to the Company, with the exception of management fee waivers, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such waivers and/or reimbursements occurred.

For the three and nine months ended September 30, 2022, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the three	Amount subject	Amount	Balance subject	Date of
months ended	to recoupment	recouped	to recoupment	expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025

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

For the three and nine months ended September 30, 2022, the Company recorded an expense relating to trustees’ fees of $40,000 and $118,000, respectively. As of September 30, 2022 and December 31, 2021, $0 and $42,000 in trustees’ fees were payable to the Company’s trustees, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three and nine months ended September 30, 2022, the Company recorded expenses of $47,581 and $88,797, respectively, relating to the Administration Agreement. As of September 30, 2022 and December 31, 2021, $88,797 and $0, respectively, remained payable to Stellus Capital under the Administration Agreement.

Indemnifications

Under the Advisory Agreement, the Advisor has not assumed any responsibility to the Company other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. Under the Advisory Agreement, the Advisor, its officers, members and personnel, and any person controlling or controlled by the Advisor will not be liable to the Company, any of its subsidiaries, its trustees, its shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to the Company under the Advisory Agreement. In addition, as part of the Advisory Agreement, the Company has agreed to indemnify the Advisor and each of its officers, trustees, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with the Advisor, from and against any claims, damages, liabilities, costs and

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

expenses, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the Company’s business and operations or any action taken or omitted on the Company’s behalf pursuant to authority granted by the Advisory Agreement or otherwise as the Company's investment adviser, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account.

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board and recognized as distribution liabilities on the record date. The Company intends to make quarterly distributions to shareholders. Distributions will be made to shareholders at such times and in such amounts as determined by the Company’s Board. Any distribution to shareholders will be declared out of assets legally available for distribution. For the three and nine months ended September 30, 2022, the Company has declared aggregate distributions of $0.21 and $0.21 per share on its common shares of beneficial interest.

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and the Company's transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the Company's transfer agent and registrar in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board for such distribution. If such notice is not received by the record date fixed by the Board for such distribution, then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company issued 294 shares through the DRIP for the three and nine months ended September 30, 2022.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

On January 31, 2022, the Company completed an initial closing of capital commitments and received an aggregate capital commitment of $226,687,500. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 for total aggregate proceeds of $35,000,000.

As of September 30, 2022, the Company has issued a total of 5,138,740 common shares of beneficial interest in connection with draw downs of $75,000,000 of capital commitments and Share purchases of $1,350,000 from investors through an immediate share issuance subscription agreement for total contributed capital of $76,350,000.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net decrease in net assets resulting from operations per common share of beneficial interest for the three and nine months ended September 30, 2022.

	For the three	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2022
Net increase in net assets resulting from operations	$914,216	$1,500,131
Weighted average common shares of beneficial interest	4,165,010	3,311,178
Net increase in net assets from operations per share	$0.22	$0.45

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

At September 30, 2022, the Company had investments in 22 portfolio companies. The total fair value and cost of the investments were $128,200,252 and $127,382,778, respectively. The composition of our investments as of September 30, 2022 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$123,883,793	$122,878,794
Equity	4,316,459	4,503,984
Total Investments	$128,200,252	$127,382,778
(1)	Includes unitranche investments, which account for 4.7% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2022, the Company had 20 of such investments with aggregate unfunded commitments of $33,569,638. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The aggregate gross unrealized depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as September 30, 2022 was as follows:

September 30,
2022
Aggregate cost of portfolio company securities	$128,200,252
Gross unrealized appreciation of portfolio company securities	236,964
Gross unrealized depreciation of portfolio company securities	(949,977)
Gross unrealized depreciation on foreign currency translation	(104,461)
Aggregate fair value of portfolio company securities	$127,382,778

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2022 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$122,878,794	$122,878,794
Equity	—	—	4,503,984	4,503,984
Total Investments	$—	$—	$127,382,778	$127,382,778

The aggregate values of Level 3 portfolio investments change during the three months ended September 30, 2022 are as follows:

	Senior Secured
	Loans-First
	Lien	Equity	Total
Fair value at beginning of period	$—	$—	$—
Purchases of investments	130,707,471	4,316,459	135,023,930
Sales and Redemptions	(6,938,245)	—	(6,938,245)
Change in unrealized depreciation on investments included in earnings	(900,538)	187,525	(713,013)
Change in unrealized depreciation on foreign currency translation included in earnings	(104,461)	—	(104,461)
Amortization of premium and accretion of discount, net	114,567	—	114,567
Fair value at end of period	$122,878,794	$4,503,984	$127,382,778

There were no Level 3 transfers during the three months ended September 30, 2022.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$28,713,229	$28,794,095	22.60%
New York	19,566,570	19,526,010	15.33%
Florida	16,366,334	16,277,231	12.78%
Illinois	12,967,472	12,814,899	10.06%
Michigan	9,940,463	9,857,470	7.74%
United Kingdom	9,975,156	9,782,509	7.68%
Washington	6,904,888	6,803,077	5.34%
Indiana	6,378,931	6,378,931	5.01%
Maryland	6,464,883	6,285,151	4.93%
Idaho	4,653,069	4,556,019	3.58%
Wisconsin	3,304,315	3,304,315	2.59%
Arizona	2,964,942	3,003,071	2.36%
	$128,200,252	$127,382,778	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$26,422,031	$26,267,210	20.62%
Consumer Goods: Non-Durable	19,168,202	19,049,673	14.95%
Consumer Goods: Durable	13,612,273	13,590,949	10.67%
Capital Equipment	12,558,540	12,578,402	9.87%
Automotive	9,940,463	9,857,470	7.74%
Media: Diversified & Production	9,975,156	9,782,509	7.68%
High Tech Industries	8,469,468	8,585,259	6.74%
Chemicals, Plastics, & Rubber	7,863,931	7,686,892	6.03%
Construction & Building	7,360,229	7,247,011	5.69%
Retail	5,757,998	5,717,736	4.49%
Software	4,172,490	4,159,685	3.27%
Services: Consumer	2,899,471	2,859,982	2.25%
	$128,200,252	$127,382,778	100.00%

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2022:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$122,878,794	Income/Market	HY credit spreads,	0.91% to 1.90% (1.54%)
		approach(2)	Risk free rates	1.06% to 2.94% (1.82%)
			Market multiples	7.2x to 13.9x (10.5x)(4)

Equity investments	$4,503,984	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	5.9x to 15.6x (10.3x)
	$127,382,778
(1)	Weighted average based on fair value as of September 30, 2022.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from 0.91% (91 basis points) to 1.90% (190 basis points). The average of all changes was 1.54% (154 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

As of September 30, 2022, the Company had $33,569,638 in unfunded debt commitments to 20 existing portfolio companies. As of September 30, we maintained sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS

For the period from
Commencement of
Operations through
September 30, 2022
(unaudited)
Per Share Data:(1)
Net asset value at beginning of period(2)	$14.77
Net investment income	0.70
Change in unrealized depreciation on investments	(0.22)
Change in unrealized depreciation on foreign currency translations	(0.03)
Total from operations	$0.45
Stockholder distirbutions from:
Net investment income	(0.23)
Other(3)	(0.09)
Net asset value at end of period	$14.90
Total return based on market value(4)	3.72%
Weighted average shares outstanding	3,311,178

For the period from
Commencement of
Operations through
September 30, 2022
(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$76,547,060
Weighted average net assets	$49,278,277
Annualized ratio of net operating expenses to weighted average net assets(5)(6)	5.61%
Annualized ratio of interest expense and other fees to weighted average net assets(6)	3.22%
Annualized ratio of net investment income to weighted average net assets(5)(6)	7.47%
Portfolio turnover(7)	16.42%
Credit Facilities payable	$55,400,000
Short-term loan payable	$9,000,000
Asset coverage ratio(8)	2.19x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	The initial offering price of $15.00 per share less $0.23 per share of organization costs.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(5)	Net of 3.41% from expenses reimbursed and fees waived by the Advisor.
(6)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., organization costs of $3,534 for the period from Commencement of Operations through September 30, 2022).
(7)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

(8)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

NOTE 9 — CREDIT FACILITIES

Commitment Facility

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank as subsequently amended (the “Commitment Facility”). On June 17, 2022, the Company entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) by and between the Company, as the borrower and Signature Bank, as the lender. The Second Amendment amends the Commitment Facility, as previously amended by that certain First Amendment to Revolving Credit and Security Agreement dated May 5, 2022. The Second Amendment increased the maximum commitment amount under the Commitment Facility from $75,000,000 to $100,000,000 on a committed basis. The Commitment Facility was further amended by the Third Amendment to Revolving Credit and Security Agreement, dated July 19, 2022, and the Fourth Amendment to Revolving Credit and Security Agreement, dated September 7, 2022. Borrowings under the Commitment Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i)  the Secured Overnight Financing Rate (“SOFR”) plus 1.80% plus a SOFR credit spread adjustment (0.10% for one-month term SOFR) with a zero percent floor or (ii) 0.80% plus an alternate base rate based on the greatest of the Prime Rate or the Federal Funds Rate plus 0.50%. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitments. Interest is payable monthly in arrears. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 1, 2023.

The Company's obligations to the lenders under the Commitment Facility are secured by investors' uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.0. As of September 30, 2022, the Company was in compliance with these covenants.

As of September 30, 2022, $54,615,000 was outstanding under the Commitment Facility. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred loan structure fees of $451,457 in connection with the current Commitment Facility, which are being amortized over the life of the facility. As of September 30, 2022, $173,916 of such prepaid loan structure fees had yet to be amortized. These prepaid loan structure fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

The following is a summary of the Commitment Facility, net of prepaid loan structure fees:

September 30,
2022
Credit Facility payable	$54,615,000
Prepaid loan structure fees	(173,916)
Credit facility payable, net of prepaid loan structure fees	$54,441,084

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three and nine months ended September 30, 2022:

	For the three	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2022

Interest expense	$549,971	$753,479
Loan structure fees amortization	132,444	277,004
Total interest and other fees	$682,415	$1,030,483
Weighted average interest rate	4.4%	4.1%
Effective interest rate (including fee amortization)	5.4%	5.5%
Average debt outstanding	$49,842,011	$28,025,475
Cash paid for interest and unused fees	$539,122	$539,122

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the "Credit Facility", and together with the Commitment Facility, the "Credit Facilities").. The September 2022 Credit Facility provides for borrowings up to a maximum of $105,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

The Credit Facility bears interest, subject to the Company’s election, on a per annum basis equal to (i) term SOFR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus a SOFR credit spread adjustment (0.10% for one-month term SOFR and 0.15% for three-month term SOFR), with a 0.25% SOFR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one month term SOFR plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 30, 2026, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 30, 2027.

The Company’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2022, the Company was in compliance with these covenants.

As of September 30, 2022, $785,000 was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $785,000 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of September 30, 2022, $785,000 of

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

September 30,
2022
Credit Facility payable	$785,000
Prepaid loan structure fees	(785,000)
Credit facility payable, net of prepaid loan structure fees	$—

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and nine months ended September 30, 2022:

	For the three	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2022

Interest expense	$1,987	$1,987
Loan structure fees amortization	537	537
Total interest and other fees	$2,524	$2,524
Weighted average interest rate	92.4%	92.4%
Effective interest rate (including fee amortization)	117.4%	117.4%
Average debt outstanding	$785,000	$785,000

NOTE 10 — SUBSEQUENT EVENTS

Investment Portfolio

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 12, 2022	BLP Buyer, Inc.	Existing portfolio company	$1,278,711	First lien term loan

Credit Facility

The outstanding balance under the Credit Facilities as of November 4, 2022 was $49,115,000.

Distributions Declared

On November 3, 2022, our board of trustees declared a regular distribution for the third quarter of 2022 of $0.33 per share, payable to shareholders of record as of November 4, 2022, which will be paid on November 10, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Private Credit BDC’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, related to the current COVID-19 pandemic and otherwise, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Stellus Private BDC Advisor, LLC (the “Advisor”) or Stellus Capital Management, LLC (“Stellus Capital”);
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the impact of interest rate volatility, including the decommissioning of London Interbank Offered Rate ("LIBOR") and rising interest rates, on our business and our portfolio companies;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital and the Advisor to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

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

We qualify and intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2022, we were in compliance with the RIC requirements. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2022, our asset coverage ratio was 219%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

COVID-19 Developments

The effect on the U.S. and global economy of the ongoing pandemic caused by the novel coronavirus, SARS-CoV-2 (also referred to as “COVID-19” or “Coronavirus”), uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine distribution, hesitancy and efficacy, the length of economic recovery, and policies of the U.S. presidential administration have created stress on the market and could affect our portfolio companies. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.

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

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, rising interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

As of September 30, 2022, we had $127.4 million (at fair value) invested in 22 portfolio companies. As of September 30, 2022, our portfolio included approximately 96% of first lien debt and 4% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2022 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$123,883,793	$122,878,794
Equity	4,316,459	4,503,984
Total Investments	$128,200,252	$127,382,778
(1)	Includes unitranche investments, which account for 4.7% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2022, we had unfunded commitments of $33.6 million to provide debt financing to 20 portfolio companies. As of September 30, 2022, we maintained sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$28,713,229	$28,794,095	22.60%
New York	19,566,570	19,526,010	15.33%
Florida	16,366,334	16,277,231	12.78%
Illinois	12,967,472	12,814,899	10.06%
Michigan	9,940,463	9,857,470	7.74%
United Kingdom	9,975,156	9,782,509	7.68%
Washington	6,904,888	6,803,077	5.34%
Indiana	6,378,931	6,378,931	5.01%
Maryland	6,464,883	6,285,151	4.93%
Idaho	4,653,069	4,556,019	3.58%
Wisconsin	3,304,315	3,304,315	2.59%
Arizona	2,964,942	3,003,071	2.36%
	$128,200,252	$127,382,778	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$26,422,031	$26,267,210	20.62%
Consumer Goods: Non-Durable	19,168,202	19,049,673	14.95%
Consumer Goods: Durable	13,612,273	13,590,949	10.67%
Capital Equipment	12,558,540	12,578,402	9.87%
Automotive	9,940,463	9,857,470	7.74%
Media: Diversified & Production	9,975,156	9,782,509	7.68%
High Tech Industries	8,469,468	8,585,259	6.74%
Chemicals, Plastics, & Rubber	7,863,931	7,686,892	6.03%
Construction & Building	7,360,229	7,247,011	5.69%
Retail	5,757,998	5,717,736	4.49%
Software	4,172,490	4,159,685	3.27%
Services: Consumer	2,899,471	2,859,982	2.25%
	$128,200,252	$127,382,778	100.00%

At September 30, 2022, our average portfolio company investment at amortized cost and fair value was approximately $5.8 million and $5.8 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $10.9 million and $10.9 million, respectively.

At September 30, 2022, 100% of our debt investments bore interest based on floating rates (subject to interest rate floors).

The weighted average yield on all of our debt investments as of September 30, 2022 was approximately 9.8%. The weighted average yield on all of our investments, including non-income producing equity positions, investments as of September 30, 2022 was approximately 9.5%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of September 30, 2022, we had cash and cash equivalents of $11.1 million.

Investment Activity

During the three months ended September 30, 2022, we made an aggregate of $55.6 million of investments in seven new portfolio companies and three existing portfolio companies. During the three months ended September 30, 2022, we received an aggregate of $6.2 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2022
	(dollars in millions)
				Number of
		% of Total		Portfolio
Investment Category	Fair Value	Portfolio		Companies
2	$127.4	100%	%	22
Total	$127.4	100%	%	22

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

Comparative financial statement tables are not presented as the Company was formed on December 7, 2021 and did not commence operations until February 1, 2022. For the three and nine months ended September 30, 2022, our total investment income was derived from our initial portfolio of investments during the three and nine months ended September 30, 2022. All debt investments were income producing, and there were no loans on non-accrual status as of September 30, 2022.

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2022 (in millions).

	For the three	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2022
Interest income(1)	$2.5	$4.0
Miscellaneous fees(1)	0.1	0.3
Total	$2.6	$4.3
(1)	For the three and nine months ended September 30, 2022, we recognized $0.2 million and $0.1 million, respectively, of non-recurring income related to early repayments to specific loan positions.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital and the Advisor, or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state and local taxes;
●	independent trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2022 (in hundreds of thousands).

	For the three	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2022
Operating Expenses
Management fees	$4.0	$7.9
Organization costs	—	—
Income incentive fees	1.7	2.5
Professional fees	0.9	3.1
Organization costs	—	0.9
Amortization of deferred offering costs	0.7	1.6
Administrative services expenses	0.5	1.6
Trustees' fees	0.4	1.2
Insurance expense	0.2	0.6
Interest expense and other fees	7.0	10.5
Other general and administrative expenses	0.3	0.8
Expenses reimbursed/waived by Investment Advisor	(4.8)	(11.1)
Net Operating Expenses	$10.9	$19.6

Net Investment Income

For the three months ended September 30, 2022, net investment income was $1,539,513, or $0.37 per common share of beneficial interest (based on 4,165,010 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2022).

For the nine months ended September 30, 2022, net investment income was $2,315,459, or $0.70 per common share of beneficial interest (based on 3,311,178 weighted-average common shares of beneficial interest outstanding for the nine months ended September 30, 2022).

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three and nine months ended September 30, 2022 totaled $6,234,476 and $6,925,278, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents for the three and nine months ended September 30, 2022 totaled ($522,403) and ($713,013).

Provision for Taxes on Unrealized Appreciation on Investments

The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three and nine months ended September 30, 2022, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2022, net increase in net assets resulting from operations totaled $914,216, or $0.22 per common share of beneficial interest (based on 4,165,010 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2022).

For the nine months ended September 30, 2022, net increase in net assets resulting from operations totaled $1,500,131, or $0.45 per common share of beneficial interest (based on 3,311,178 weighted-average common shares of beneficial interest outstanding for the nine months ended September 30, 2022).

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $48.6 million for the three months ended September 30, 2022, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the three months ended September 30, 2022 provided cash of $12.7 million primarily from proceeds from net borrowings on our Credit Facilities (defined below), short-term loan borrowings, and issuance of common shares of beneficial interest.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of September 30, 2022, our asset coverage ratio was 219%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2022, we had cash and cash equivalents of $11.1 million.

Credit Facilities

Commitment Facility

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank (the “Commitment Facility”). The revolving credit facility provides for borrowings up to a maximum of $100.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $100.0 million. Borrowings under the Commitment Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) Term the Secured Overnight Financing Rate (“SOFR”) plus 1.80% plus a SOFR credit spread adjustment (0.10% for one-month term SOFR) with a zero percent floor or (ii) 0.80% plus an alternate base rate based on the greatest of the Prime Rate or the Federal Funds Rate plus 0.50%. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitments. Interest is payable monthly in arrears. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 1, 2023.

The Company's obligations to the lenders under the Commitment Facility are secured by investors' uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.0. As of September 30, 2022 the Company was in compliance with these covenants.

As of September 30, 2022, $54.6 million was outstanding under the Commitment Facility. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $0.5 million in connection with the Commitment Facility, which are being amortized over the life of the facility. As of September 30, 2022, $0.2 million of such prepaid loan structure fees had yet to be amortized. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three and nine months ended September 30, 2022 (in millions):

	For the three	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2022
Interest expense	$0.5	$0.8
Loan structure fees amortization	0.1	0.3
Total interest and other fees	$0.7	$1.0
Weighted average interest rate	4.4%	4.1%
Effective interest rate (including fee amortization)	5.4%	5.5%
Average debt outstanding	$49.8	$28.0
Cash paid for interest and unused fees	$0.5	$0.5

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the "Credit Facility", and together with the Commitment Facility, the "Credit Facilities"). The Credit Facility provides for borrowings up to a maximum of $105.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

The Credit Facility bears interest, subject to the Company’s election, on a per annum basis equal to (i) term SOFR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus a SOFR credit spread adjustment (0.10% for one-month term SOFR and 0.15% for three-month term SOFR), with a 0.25% SOFR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one month term SOFR plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 30, 2026, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 30, 2027.

The Company’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2022, the Company was in compliance with these covenants.

As of September 30, 2022, $0.8 millikon was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $785,000 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of September 30, 2022, $785,000 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facility payable.

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and nine months ended September 30, 2022 (in thousands):

	For the three	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2022
Interest expense	$2.0	$2.0
Loan structure fees amortization	0.5	—
Total interest and other fees	$2.5	$2.0
Weighted average interest rate	92.4%	92.4%
Effective interest rate (including fee amortization)	117.4%	117.4%
Average debt outstanding	$785.0	$785.0
Cash paid for interest and unused fees	$—	$—

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2022, our off-balance sheet arrangements consisted of $33.6 million of unfunded commitments to provide debt financing to 20 of our portfolio companies. As of September 30, 2022, we had maintained sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise..

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

We intend to distribute to our shareholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facilities may prohibit us from making distributions to our shareholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our shareholders. If we do this, our shareholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common shares of beneficial interest. Our shareholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our shareholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in Credit Facilities. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

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

Subsequent Events

Investment Portfolio

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 12, 2022	BLP Buyer, Inc.	Existing portfolio company	$1,278,711	First lien term loan

Credit Facility

The outstanding balance under the Credit Facilities as of November 4, 2022 was $49.1 million.

Distributions Declared

On November 3, 2022, our board of trustees declared a regular distribution for the third quarter of 2022 of $0.33 per share, payable to shareholders of record as of November 4, 2022, which will be paid on November 10, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised rates in May, June, July, September and November, bringing the target for the federal funds rate to 3.75% - 4.00%. The Federal Reserve also released median projections showing that they anticipate the target rate to be 4.4% by the end of 2022. As of September 30, 2022, 100% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR or the SOFR, which are indexed to 30-day or 90-day LIBOR or SOFR rates, subject to an interest rate floor. As of September 30, 2022, the weighted average interest rate floor on our floating rate loans was 1.00%.

Assuming that the Statements of Assets and Liabilities as of September 30, 2022 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$2.5	$(1.1)	$1.4
Up 150 basis points	1.9	(0.8)	1.1
Up 100 basis points	1.3	(0.6)	0.7
Up 50 basis points	0.6	(0.3)	0.3
Down 50 basis points	(0.6)	0.3	(0.3)
Down 100 basis points	(1.2)	0.6	(0.6)
Down 150 basis points	(1.8)	0.8	(1.0)
Down 200 basis points	(2.3)	1.1	(1.2)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of September 30, 2022, the three month LIBOR rate was 375 basis points and the three month SOFR rate was 359 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 0 bps and 25 bps SOFR floors pursuant to the Commitment Facility and Credit Facility agreements, respectively.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2022, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2022 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the information provided under the heading “Risk Factors” in our Registration Statement on Form 10 as of December 31, 2021 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2022 and June 30, 2022 other than as provided below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our investments in the consumer goods industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

Our investments in portfolio companies that operate in the consumer goods industry represent 25.62% of our total portfolio as of September 30, 2022. Our investments in portfolio companies in the consumer goods sector include those that provide a wide range of daily usable products that are manufactures according to individual usage and as per end user requirements. Portfolio companies in the consumer goods sector are subject to many risks, including changes in consumer preferences, cyclical variations in the general economy and to uncertainty regarding future economic conditions a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the consumer goods industry must respond quickly to these changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the consumer goods sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

We may be subject to risks associated with our investments in chemical, plastics and rubber companies.

As of September 30, 2022, our investment in portfolio companies operating in this sector represents 6.03% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, product obsolescence, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2022, pursuant to capital commitments received, the Company issued 1,450,099 common shares of beneficial interest at a price of $14.72 for total proceeds of $21,350,000.

The Company issued 294 common shares of beneficial interest under the distribution reinvestment program (“DRIP”) during the period ended September 30, 2022.

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
4.1

Credit Agreement, dated as of September 30, 2022, between Stellus Private Credit BDC, Zions Bancorporation, N.A., d/b/a Amegy Bank (“the Amegy Bank”) as administrative agent, Swingline Lender, and the LC Issuer, and the Lenders, Incorporated by references to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2022.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2022	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer