Form 10-K
period 2022-12-31
Stellus Private Credit BDC
filed 2023-03-03
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-56378

STELLUS PRIVATE CREDIT BDC

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	87-6878660 (I.R.S. Employer Identification No.)
4400 Post Oak Parkway, Suite 2200 Houston, TX	77027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 292-5400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares of Beneficial Interest, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s Common Shares of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2022 was: has not been provided because there is no established market for the registrant’s Common Shares of Beneficial Interest.

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of March 3, 2022 was 5,483,433,

STELLUS PRIVATE CREDIT BDC

i

PART I

Item 1. Business

Our Company

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 as a Delaware statutory trust. We are an externally managed, closed-end, non-diversified investment management company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate and invest primarily in lower middle-market companies (“LMM”) in the U.S. LMM companies are generally defined as having EBITDA (earnings before interest, taxes, depreciation, and amortization) between $5 million and $50 million.

Our investment activities are managed by our investment advisor, Stellus Private BDC Advisor, LLC, a Delaware limited liability company (the “Advisor”), a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital Management”) an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Stellus Capital Management serves as our administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

We source investments primarily through the extensive network of relationships that the senior investment professionals of  the Advisor and Stellus Capital Management have developed with financial sponsor firms, financial institutions, lower middle-market companies, management teams and other professional intermediaries. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating that is often referred to as “junk.”

On May 9, 2022, we received an exemptive order (the “Order”) from the SEC that permits us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Additionally, the Order provided added relief which allows us, subject to the satisfaction of certain conditions, to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies. We co-invest, subject to the conditions in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar or identical to our investment strategy, and we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

We qualify and intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as we qualify as a

RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders as dividends on a timely basis.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2022, our asset coverage ratio was 200%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Our principal executive office is currently located at 4400 Post Oak Parkway, Suite 2200, Houston, TX 77027, and our telephone number is (713) 292-5400. We maintain a website on the Internet at www.stelluscapital.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

Private Offerings

We are conducting a private offering (the “Private Offering”) of our common shares of beneficial interest (“Common Shares”) to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We issue our Common Shares in the Private Offering, pursuant to subscription agreements, from time to time at a price per share generally equal to the net asset value per share for our Common Shares, provided that we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Common Shares, in amounts to be determined to be appropriate by us.

The purchase of our Common Shares is intended to be a long-term investment. We do not intend to complete a liquidity event within any specific time period, if at all. We also do not intend to list our Common Shares on a national securities exchange.

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

●	We are dependent upon key personnel of the Advisor for our future success. If the Advisor were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
●	Our business model depends to a significant extent upon strong referral relationships. Any inability of the Investment Team (as defined below) to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Our incentive fee may induce the Advisor to make speculative investments.
●	We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.
●	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
●	Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
●	Substantially all of our assets may be required to be subject to security interests under future debt financing arrangements and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets. Most of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares.
●	Because we intend to distribute substantially all of our income to our shareholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
●	The time and resources that the Investment Team devotes to us may be diverted, and we may face additional competition due to the fact that the Investment Team is not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.
●	If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.
●	The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
●	Our investments in private LMM portfolio companies are risky, and we could lose all or part of our investment.
●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
●	Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
●	The interest rates of our floating-rate loans to our portfolio companies might be subject to change based on recent regulatory changes.

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

The following table provides a summary of our portfolio investments as of December 31, 2022:

As of
December 31, 2022
($ in millions)
Number of investments in portfolio companies	25
Fair value(a)	$157.5
Cost	$158.0
% of portfolio at fair value – first lien debt(b)	96.7%
% of portfolio at fair value – equity	3.3%
Weighted-average annual yield(c)	11.1%
(a)	As of December 31, 2022, $152.3 million of our debt investments at fair value were at floating interest rates, which represented 100% of our total portfolio of debt investments at fair value.
(b)	Includes unitranche investments, which account for 3.9% of our portfolio at fair value.
(c)	The weighted average yield on all of our debt investments as of December 31, 2022 was approximately 11.4%, of which approximately 10.9% was current cash interest. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2022 was approximately 11.1%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or Payment-In-Kind (“PIK”) interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

The Investment Team

The Advisor’s investment team (the “Investment Team”), which is composed of the same members of the Stellus Capital Management team described below, has an extensive track record demonstrating their ability to originate, structure, execute and realize private credit investments. Senior members of the Investment Team have invested over $8 billion of capital across over 300 portfolio companies since 2004. The Investment Team, through Stellus Capital Management, has managed LMM credit portfolios through multiple financial market cycles including the COVID-19 pandemic and the 2008 financial crisis. The Investment Team manages Stellus Capital Investment Corporation (“SCIC”), a publicly traded BDC listed on the New York Stock Exchange (NYSE: SCM), as well as a series of commingled institutional private credit funds, and certain investor-specific private credit vehicles.

Stellus Private BDC Adviser, LLC and Stellus Capital Management

Our investment activities are managed by Stellus Private BDC Adviser, LLC, a majority owned subsidiary of Stellus Capital Management, a Houston, Texas-based independent investment management firm formed in January 2012 in connection with the spin-out of the Direct Capital Unit from D. E. Shaw & Co., L.P. and its associated investment funds, (the “D. E. Shaw group”), a global investment and technology development firm. Stellus Capital Management manages approximately $2.8 billion in assets as of December 31, 2022. Stellus Capital Management also serves as our Administrator pursuant to an administration agreement.

The senior investment professionals of Stellus Capital Management have an average of over 34 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in middle-market

v

investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to the D. E. Shaw group.

In addition to serving as our Administrator, Stellus Capital Management currently manages private credit funds, some of which have an investment strategy that is similar or identical to our investment strategy. We received an Order from the SEC, which permits us to co-invest with investment funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. In addition, we will not co-invest with D.E. Shaw group funds.

Investment Approach

The primary goal of our LMM lending strategy is to generate stable cash flow and preserve capital through what the Advisor believes is superior credit selection and risk mitigation. The Investment Team has continuously refined this strategy since 2004 while maintaining a consistent focus on the LMM, providing flexible financing solutions with an emphasis on senior secured loans. We will focus on investing in LMM companies that generate between $5 million and $50 million of EBITDA. We will seek to invest in businesses with strong operating and financial fundamentals, high quality management teams, sustainable competitive advantages and the ability to deleverage over the investment hold period through high levels of free cash flow generation. We expect to build a portfolio across a multitude of industry sectors, geographies within our target market, and financial sponsors. The Investment Team has historically led or co-led most of its investments and has not actively participated in broadly syndicated transactions.

We intend to invest in a diverse group of sectors where the Investment Team has built an expertise. These industries may include, but are not limited to: business services; healthcare & pharmaceuticals; aerospace & defense; beverage & food; media; software; consumer goods; finance; education; high tech industries; capital equipment; retail; transportation & logistics; containers, packaging & glass; software; environmental industries; construction & building; consumer services; industrial services; and chemicals, plastics & rubber. We generate returns through a combination of: (i) contractual interest payments; (ii) origination fees; (iii) pre-payment penalties; and (iv) in certain situations, capital gains corresponding to equity co-investments in a portfolio company, usually on terms similar to the controlling private equity sponsor and in connection with our loan to such portfolio company. The typical term of the loans is expected to be five years with an average duration of two to three years. The Investment Team focuses on directly originated and highly negotiated transactions with a primary focus on financial sponsor-backed LMM companies. We believe these investments typically exhibit attractive risk-reward characteristics with favorable terms and tighter covenants. Although a significant portion of loans are expected to be for acquisition financing in support of leveraged buyouts by well-established, high quality sponsors, we may also seek to provide loans to fund growth initiatives and/or re-financings.

We believe LMM companies have been and continue to be underserved by credit providers due to their relatively small size and the corresponding illiquidity of their debt. This segment is one of the most active for M&A deal flow, driven primarily by significant amounts of uninvested cash in private equity funds that target LMM companies. Regulatory changes enacted since the 2008 financial crisis have exacerbated the supply-demand credit shortfall with traditional capital providers such as commercial banks reducing their LMM lending activity or exiting the market altogether at an accelerated rate. We believe it is well-positioned to capitalize on the current market dynamics with the Advisor’s seasoned and cohesive team of investment and portfolio management professionals and its ability to act as a flexible capital provider.

We believe we have a competitive advantage over many other sources of LMM financing given that the Investment Team has earned a reputation as a thoughtful and disciplined provider of solutions in addition to capital. The Investment Team seeks to select investments that have the most attractive risk-reward characteristics through a well-established origination and sourcing process. During the course of deploying over $8.0 billion since 2004, the senior members of the Investment Team have developed a broad network of contacts diversified by geography and industry. The senior members of the Investment Team have dedicated geographic marketing responsibilities, and the majority have focused on their respective regions for over 10 years.

Once an opportunity is identified, the Investment Team adheres to a disciplined investment process that has been continually refined since 2004. The Investment Team assesses each opportunity independently, often leveraging a sponsor’s expertise and resources, to gain a complete understanding of the investment merits and potential downside risks. This intensive and highly iterative due diligence process has led to strong risk-adjusted returns with low historical default rates and strong recovery rates.

After closing a transaction, the members of the Investment Team responsible for originating and closing the transaction will typically remain responsible for managing the investment through realization and work with the finance and operations team to closely monitor performance. This active approach enables us to react quickly when a portfolio company is underperforming. The Investment Team has extensive restructuring experience to resolve potential issues and has demonstrated their ability to take a proactive, hands-on approach in work-out situations.

Our Business Strategy

Investment Objective

Overview

Our investment objectives are to maximize the total return to our shareholders in the form of current income and capital appreciation. We will aim to achieve our investment objectives by providing loans to LMM companies in the U.S. The Investment Team has demonstrated an extensive track record of executing transactions in the LMM over the past 18 years. Their ability to successfully invest through different market cycles is attributable to a strict adherence to the strategic principles that they employ. The Investment Team’s investment philosophy emphasizes stable cash flow generation and capital preservation through what the Advisor believes is superior credit selection and risk mitigation. This approach has been continuously refined and improved by the Investment Team since 2004, while investing over $8.0 billion of capital during their tenure at the D. E. Shaw group and Stellus Capital Management. These investments are consistent with our strategy. We expect our targeted portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure, information requirements, board observation rights and strong financial covenant packages.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. Derivative instruments will be counted towards our 80% policy to the extent they have economic characteristics similar to private credit obligations. To the extent we determine to invest indirectly in private credit obligations and related instruments, we may invest through certain synthetic instruments, which we will value at market value or, if no market value is ascertainable, at fair value for the purpose of complying with the above mentioned policy. We will notify our shareholders at least 60 days prior to any change to the 80% investment policy described above.

As a matter of fundamental policy, we may not invest 25% or more of our total assets (measured at the time of purchase) in equity securities and unsecured debt. This fundamental policy cannot be changed without the affirmative vote or consent of a “majority of the outstanding voting securities” (as such term is defined in the 1940 Act) of the Company.

The Investment Team seeks to invest in businesses with strong operating and financial fundamentals, high quality management teams, sustainable competitive advantages and the ability to deleverage over the investment hold period through high levels of free cash flow generation. We target LMM companies with between $5 million and $50 million of EBITDA with leverage ratios generally ranging between 2.0x and 5.0x. The Investment Team will seek to structure the loans primarily with a floating interest rate tied to the London Interbank Offer Rate (“LIBOR”) or replacement index along with an up-front fee and prepayment penalties. The interest generated from these investments primarily takes the form of cash and we will distribute quarterly cash income to our shareholders. The typical term of the loans are five years with an average realized duration of two to three years. The companies in which we invest are typically leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which are often referred to as “junk.”

We primarily invests in sectors where the Investment Team has built extensive expertise and long-standing relationships with management teams, sponsors and service providers. These industries may include, but are not limited to: business services; healthcare & pharmaceuticals; aerospace & defense; beverage & food; media; software; consumer goods; finance; education; high tech industries; capital equipment; retail; transportation & logistics; containers, packaging & glass; software; environmental industries; construction & building; consumer services; industrial services; and chemicals, plastics & rubber. Although a significant portion of loans are for acquisition financing in support of leveraged buyouts by well-established, high quality sponsors, we may also seek to provide loans to fund growth initiatives and/or re-financings.

Highlights of the Our investment strategy are as follows:

●	Focus on the U.S. Lower Middle Market. We will invest in the LMM, where the Investment Team has focused since 2004 at the D. E. Shaw group and continuing at Stellus Capital Management. We believe that the Investment Team’s consistent participation as a middle market lender differentiates it from recent entrants who may be regarded by borrowers as untested and potentially unpredictable through a market downturn. We also believes that businesses in the LMM often have limited access to public markets and will benefit from reliable lending partnerships. Based on the Investment Team’s experience, fewer capital providers and less aggregate capital is available for financing LMM companies today, as compared to the time period prior to the 2008 financial crisis. Due to an increasingly stringent regulatory environment, many financing providers have chosen to focus on large, liquid corporate loans and managing capital markets transactions, rather than lending to LMM businesses.

●	Relationship Based Sourcing Approach. With an average of over 30 years of principal investing, corporate finance, restructuring and accounting experience, the senior members of the Investment Team have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt re-financings, balance sheet recapitalizations and acquisition financings. The Investment Team has developed a reputation as a thoughtful and proactive partner to sponsors and has executed transactions with more than 180 different private equity firms since 2004. We are often a preferred partner for transactions having cultivated many longstanding relationships with private equity sponsors and providing creative input and solutions throughout the investment process. These relationships are the result of a long history of working together and crafting solutions to meet the needs of the sponsors and their portfolio companies.

The Investment Team is able to identify attractive investments through a proactive, relationship-driven sourcing effort. Sponsored investments are sourced from long-standing relationships and new interactions with referral sources and equity sponsors who view the Investment Team as a collaborative partner in the transaction. The senior members of the Investment Team are assigned dedicated geographic regions to develop and cultivate deep relationships with private equity firms. The majority have covered their respective regions for over 10 years and have focused on extensive calling and marketing efforts via speaking engagements, sponsorships, industry events, and referrals to broaden their relationship network. Existing relationships are constantly cultivated through transactional work and other personal contact. We believe that the combination of the deep relationships and focused geographical coverage is highly valuable as it provides the Investment Team with a strong competitive advantage.

Lastly, the Investment Team has also developed a network of relationships beyond private equity firms including: (i) portfolio companies of private equity firms; (ii) management teams and entrepreneurs; (iii) other lending firms with complementary strategies; (iv) investment banks; (v) corporate operating advisers and other financial advisers; and (vi) various other intermediaries, including consultants, attorneys and other service providers.

●	Maintain Disciplined Underwriting Standards. The Investment Team employs a highly involved and iterative underwriting process with an intense focus on risk management. The Investment Team includes a detailed qualitative analysis of each opportunity with investments ultimately made in businesses with strong fundamentals that can be verified in a thorough, hands-on diligence process. A credit metrics evaluation and extensive risk-reward analysis is performed on each investment. The Investment Team also recognizes that seniority in the capital structure influences investment risk and seeks to structure its loans accordingly. These highly negotiated terms include appropriate interest rates, amortization terms and financial covenants. These protections enable us to take action in the event that a portfolio company’s results deviate negatively from expectations.

The Investment Team’s disciplined underwriting process has been refined by decades of private lending, workout and restructuring experience across multiple credit cycles. The Investment Team has also successfully leveraged its extensive track record to continuously refine its risk management and work out processes through in-depth analysis of prior investments, particularly underperforming transactions.

●	Utilize Extensive In-House Loan Administration, Risk Management and Portfolio Management Infrastructure. We rely on Stellus Capital Management and the Advisor’s compliance-oriented culture and robust infrastructure and risk management processes to structure, execute, monitor and manage its loan portfolio. Members of the finance and operations team led by Mr. Huskinson were responsible for building out and maintaining oversight of the loan administration platform at the D. E. Shaw group for seven years prior to the Stellus Capital Management spin-out and the aggregate team has more than 120 years of combined relevant industry experience.

Further, the Investment Team applies a rigorous and hands-on approach to post-investment monitoring and risk management of borrowers in the portfolio. The Investment Team reviews the financial performance of the portfolio companies on a monthly basis for the majority of its investments and maintains an ongoing dialogue with management. The Investment Team believes that once an investment is made, continuous monitoring of the underlying business is essential. In general, the original deal team remains with an investment from origination through its full life cycle and work closely with the finance and operations team to closely monitor business performance through a variety of means, including formal reporting requirements and quarterly portfolio reviews. The Investment Team believes active participation will keep us appraised of the activities of our portfolio companies. Through this approach, when a portfolio company is underperforming or varies negatively from plan, investment professionals have restructuring experience to work to resolve any issues and preserve the investment.

Investment Process

The Investment Team has a highly involved and iterative investment process that is core to its culture and the basis for its historically strong returns. The senior members of the Investment Team have invested and managed principal investments together for more than a decade and have refined this process through multiple industry and financial market cycles. This rigorous approach begins with a significant network of relationships to source investment opportunities and extends into a proven, repeatable process for the analysis, approval, documentation and monitoring of investments.

Sourcing

The senior members of the Investment Team have been actively lending to the LMM for over a decade giving it a competitive advantage in sourcing opportunities. This commitment to LMM differentiates the Investment Team from other participants. The Investment Team utilizes a comprehensive process to originate loans and has developed a broad network of contacts diversified by geography and industry. The Investment Team believes a central part of its successful approach has been to form and cultivate long-term relationships with key deal sources, including private equity firms, investment banks and other senior lenders. The Investment Team complements this network with other deal sources to bolster its access to transactions, including management teams and entrepreneurs, portfolio companies of private equity firms, complementary investment firms seeking co-investors, corporate operating advisers and various industry service providers.

The Investment Team is viewed as a collaborative partner in evaluating opportunities and has earned a reputation as a thoughtful and disciplined provider of capital and solutions. For these reasons, the Investment Team is often the preferred lender to leading private equity firms and in many cases provided the “first and last look” on potential transactions. The deep relationships with financial sponsors are often developed through difficult or underperforming transactions where the Investment Team is able to demonstrate its work-out capabilities by leveraging their extensive restructuring experience. This synergistic partnership is illustrated by the Investment Team’s history of executing multiple financing transactions with repeat sponsors.

In addition to the Investment Team’s existing relationships, each senior member covers a distinct region within the U.S. to identify opportunities and cultivate new relationships. The Investment Team also focuses extensive marketing efforts on speaking engagements, sponsorships, industry events and referrals to constantly expand their network. The Investment Team anticipates its broad network of deal origination contacts will provide us with a continuous source of investment opportunities.

Screening and Due Diligence

The Investment Team seeks to identify potential investments that have the most attractive risk-reward characteristics. The Investment Team’s due diligence process and portfolio management process have led to low historical default rates and strong recovery rates. The Investment Team has also leveraged its extensive track record by thoroughly analyzing past transactions and developing guidelines and “best practices”.

The Investment Team follows a multi-phase approval process once a potential investment is identified. All opportunities must first undergo an initial informal review led by the investment professional that sourced the opportunity. Most potential deals do not pass this initial screening stage. Those potential opportunities that pass this stage are assigned a three-to-four-person deal team, which typically includes a partner, a managing director, a vice president and an associate. This deal team typically is responsible for the investment through the entire investment lifecycle from diligence to exit.

After the initial screening, the deal team begins to underwrite the potential deal, which typically includes an analysis of the company’s historical financials, industry drivers and outlook, competitive landscape, customer concentration, asset coverage, projected financials, credit metrics, management team, track record and funding capabilities of the private equity sponsor. To complete this and subsequent diligence, the Investment Team utilizes a number of diligence resources which include: (i) internally-developed credit analytical framework; (ii) third party research; (iii) industry experts; (iv) internal information sharing systems; and (v) the restructuring and turnaround expertise of its investment professionals. In addition to conducting its own independent analysis, the Investment Team reviews and analyzes the work completed by the sponsor in order to better understand the risks and merits of an opportunity.

If the deal team determines the potential investment merits consideration, it is presented and evaluated at the weekly managing directors meeting. At this meeting, the deal team presents their findings and also discusses a due diligence plan going forward, as well as the pricing and the structure of the loan. While this is not a formal Investment Committee meeting, it is a key part of the process and allows all members of the Investment Team to review the transaction and provide input on key diligence and potential credit risks. A summary of each deal discussed in the managing directors meeting is included in the weekly Investment Committee meeting agenda. At the Investment Committee meeting, the deal teams and Investment Committee discuss each opportunity, key diligence areas, next steps in the process, and investment sizing.

If the Investment Team believes the opportunity merits further review, the deal team prepares and presents a pre-screen memorandum to the Investment Committee. The pre-screen memorandum generally describes the potential transaction as well as includes a description of the risks and benefits, due diligence findings to-date, multiple scenario financial projections, proposed structure and pricing, and potential returns for the proposed investment.

Upon review of the pre-screen memorandum, if the Investment Committee decides to proceed with an investment opportunity, the deal team (i) continues its diligence and deal structuring plans; (ii) works to complete its comprehensive industry and company diligence; and (iii) prepares a Credit Approval Memorandum for review by the Investment Committee. The Credit Approval Memorandum is a full update to the pre-screen memorandum and contains more deal-specific detail, including an update on the diligence process, any changes to the structure and pricing of the proposed investment, and a complete financial modeling scenario analysis. Upon unanimous approval by the Investment Committee of the proposed investment, terms and structure, the Investment Team moves forward into finalizing and closing negotiations with the prospective portfolio company. In addition, for all investment opportunities, the Investment Team employs outside counsel to assist in the preparation and negotiation of legal documentation and to review any tax considerations.

x

Structuring

We seek to provide financing solutions to LMM companies, with an emphasis on senior secured loans. Debt investments are expected to entail cash interest based on a floating interest rate. The Investment Team is also often able to negotiate and receive a corresponding equity co-investment alongside the financial sponsor. This component is expected to represent less than 5% of the total portfolio and is consistent with the structure of past investments made by the Investment Team.

In addition to the economic terms, the Investment Team negotiates a full suite of covenants and other contractual rights in connection with debt investments that provide protection for us while allowing a reasonable amount of flexibility for the portfolio company enabling the sponsor and management team to execute on its strategic and growth initiatives. Such covenants may include affirmative and negative covenants, default penalties, lien protection and change of control provisions. Additionally, the Investment Team may require financial covenants and terms that restrict an issuer’s use of leverage, limit asset sales and capital expenditures and allow Stellus to engage proactively if a company’s financial performance deteriorates. Lastly, the Investment Team seeks to obtain comprehensive information rights including access to management, financial statements and budgets and, in many cases, board observation rights.

Monitoring and Risk Management

Upon completing a transaction, the Investment Team applies a rigorous hands-on approach to post-investment monitoring and risk management of borrowers in the portfolio. A particular point of focus for the Investment Team is the continuous assessment of potential new risks and reassessment of risks identified in the underwriting process. The deal team reviews financial performance on a monthly basis and maintains an ongoing dialogue with management. The Advisor’s loan administration process is responsible for recording the loans initially and tracking all changes to loan terms to ensure that they are accurately reflected in the books and records of the Company. Members of the finance and operations team led the build-out and maintained oversight of the loan administration platform at the D. E. Shaw group for seven years and the aggregate team has more than 120 years of combined relevant industry experience.

The Investment Team structures investments with terms and conditions that require the timely delivery and access to critical financial and business information on portfolio companies. Specifically, the Investment Team monitoring practices typically consist of the following:

▪	Regular Investment Committee updates. Key portfolio company developments are discussed each week as part of the standard Investment Committee agenda.

▪

Written reports. The deal teams provide written updates to the Investment Committee as appropriate for material events that impact portfolio company performance or valuation. In addition, deal teams provide a written summary after each portfolio company board meeting.

▪

Quarterly and annual full portfolio review. Messrs. Ladd and Huskinson work with the deal teams to perform quarterly and annual reviews of every portfolio company. The examinations typically include a written performance and valuation update, as well as a credit-specific discussion on each portfolio company.

The Investment Team also tracks developments in the broader market as part of its monitoring process. The Investment Team has a wealth of information on the competitive landscape, industry trends, relative valuation metrics, and analyses that assist in the execution of the investment strategy. The Investment Team’s extensive communications with sponsors and financial intermediaries further allow it to monitor market and industry trends that could affect portfolio investments.

In addition to extensive monitoring system, the Investment Team employs a comprehensive investment rating system to characterize and monitor the credit profile and expected level of returns on each portfolio investment. This system utilizes a five-level numeric rating scale as follows:

▪	Investment Rating 1 is for loans that are performing above expectations and whose risks remain favorable compared to the expected risk at the time of the original investment.

▪

Investment Rating 2 is for loans that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

▪

Investment Rating 3 is for loans that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

▪

Investment Rating 4 is for loans that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

▪

Investment Rating 5 is for loans that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work-out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

 When a loan is performing below expectations, the Investment Team leverages its deep restructuring and turnaround experience to respond in an appropriate and informed manner to represent the Company’s interest and principal. These skills are widely employed to minimize risks associated with underperforming investments and are applied in the investment underwriting process to identify and mitigate potential risks prior to the completion of the transaction.

Exit

The potential exit scenarios of a portfolio company play an important role in evaluating investment decisions. As such, the Investment Team formulates specific exit strategies at the time of investment. The Investment Team pursues a buy-and-hold strategy with its credit investments, with exits typically occurring prior to the maturity of the loan. Our debt-orientation provides for increased potential exit opportunities, including (i) the sale of investments in the private markets; (ii) the refinancing of investments held, often due to recapitalizations or maturity; and (iii) other liquidity events including the sale or merger of the portfolio company.

Equity co-investments are typically realized through a sale of the portfolio company, although we may sell beforehand if the opportunity presents itself and if the team believes it can generate a superior return on investment. Based on historical trends, the Investment Team expects to hold debt investments for two to three years on average.

Payment of Our Expenses

All investment professionals of the Advisor, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine compensation-related overhead expenses of personnel allocable to these services to us, are provided and paid for by the Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•

all direct and indirect costs and expenses incurred by the Advisor for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services under the Advisory Agreement by the Advisor, including the costs and expenses of due diligence of potential investments, monitoring performance of our investments, serving as trustees and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing our rights in respect of our investments and disposing of investments;

•	organizational and offering expenses;

•	expenses incurred in valuing our assets and computing our net asset value per share (including the cost and expenses of any independent valuation firm);

•

expenses incurred by our administrator or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and other fees and expenses related to our borrowings;

•	expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our Common Shares and other securities (excluding placement agent fees for our Common Shares prior to any listing of the Common Shares on a national securities exchange);

•	Base Management Fees and Incentive Fees;

•	third party investor hosting and similar platforms and service providers;

•	administration fees;

•	transfer agent and custody fees and expenses;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	Independent Trustees’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	the costs associated with individual or group stockholders;

•	our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;

•

direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, third-party investor hosting and similar platforms and service providers, and outside legal costs; and

•

all other expenses incurred by us, the Advisor, or Stellus Capital Management in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

Distributions; Dividend Reinvestment Program

We expect to make quarterly distributions to shareholders. Distributions will be made to shareholders at such times and in such amounts as determined by our Board.

In addition, we have adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and our transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by us for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the our transfer agent and registrar in writing at least 5 business days prior to the distribution date fixed by the Board for such dividend. If such notice is received by the Plan Administrator and our transfer agent and registrar less than 5 business days prior to the relevant distribution date, then that dividend will be paid in the form of Common Shares and any subsequent dividends will be paid in cash.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by the Advisor. We have a Chief Executive Officer and President and Chief Financial Officer, and Chief Compliance Officer, Treasurer and Secretary. To the extent necessary, we may hire additional personnel going forward. Our officers are employees of Stellus Capital Management and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff is paid by us pursuant to the administration agreement that we have entered into with Stellus Capital Management (the “Administration Agreement”).

Management Agreements

The Advisor, which is controlled by Stellus Capital Management, serves as our investment adviser and is registered as an investment adviser under the Advisers Act. In addition, Stellus Capital Management serves as our administrator.

Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Advisor our day-to-day operations and provides investment advisory services to us. Under the terms of the investment advisory agreement (the “Advisory Agreement”), the Advisor:

•	determines the composition our portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, closes, services and monitors the investments we make;

•	determines the securities and other assets that we purchase, retain or sell;

•	performs due diligence on prospective portfolio companies; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of its funds.

Under the Advisory Agreement and related fee waiver letter agreement, we will pay the Advisor fees for investment management services consisting of a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”).

Management Fee

Pursuant to the Advisory Agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual Base Management Fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the Base Management Fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the Base Management Fee in excess of 1.00%. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

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

“Pre-Incentive Fee Net Investment Income” means interest income, fee income, distribution/dividend income and any other income accrued during the calendar quarter, minus our operating expenses for the quarter (including the Base Management Fee and expenses payable under the Administration Agreement but excluding any Incentive Fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature, accrued income that we have not yet received in cash. The Advisor is not obligated to return the Incentive Fee based on income it receives on deferred interest that is later determined to be uncollectible in cash.

Notwithstanding the foregoing, an Income Incentive Fee shall be paid to the Advisor for any quarter only to the extent that, after such payment, the cumulative Income Incentive Fees paid to the Advisor for the period that includes the then-current fiscal quarter and the three full preceding fiscal quarters (the “Income Incentive Fee Look-back Period”) is less than or equal to, prior to any listing of our shares on a national securities exchange, 10% and, subsequent to any listing of our shares on a national securities exchange, 15% of our Cumulative Pre-Incentive Fee Net Return (as defined below) during the Income Incentive Fee Look-back Period (the “Income Incentive Fee Cap”).

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

The income-Based incentive fees that have been waived prior to any listing of our shares on a national securities exchange by the Advisor are not subject to recoupment.

Capital Gains Incentive Fee. The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), is equal to, prior to any listing of our shares on a national securities exchange, 10.0% and, subsequent to an listing of our shares on a national securities exchange, 15% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains based incentive fees that have been waived prior to any listing of our shares on a national securities exchange by the Advisor are not subject to recoupment.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income
Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income
Allocated to Income-Related Portion of Incentive Fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), is equal to 10.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the investment advisory agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee before Total Return Requirement Calculation:

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 1.5%
Management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses)) = 0.8%
Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.8%
Hurdle rate(1) = 1.5%
Management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses)) = 1.35%
Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(4)
= 100% × (1.35% – 1.0%)
= 0.35%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.35%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 1.5%
Management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 3.05%
Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)
Incentive fee = 100% × “catch-up” + (10.0% × (Pre-Incentive Fee Net Investment Income – 1.5%))
“Catch-up” = 1.5% – 1.0%

= 0.5%

Incentive fee = (100% × 0.5%) + (10.0% × (3.05% – 1.5%))

= 0.5% + (10.0% × 1.55%)
= 0.5% + 0.155%
= 0.555%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.555%.

(1) Represents 6.0% annualized hurdle rate.

(2) Represents 1.0% annualized base management fee.

(3) Excludes organizational and offering expenses.

(4) The “catch-up” provision is intended to provide the Advisor with an incentive fee of 10.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.5% in any fiscal quarter.

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation:

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 1.5%
Management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 3.05%
Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000
10.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8,000,000

Although our pre-incentive fee net investment income exceeds the hurdle rate of 1.0% (as shown in Alternative 3 of Example 1 above), no incentive fee is payable because 10.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters did not exceed the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 1.5%
Management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 3.05%
Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000
10.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $10,000,000

Because our pre-incentive fee net investment income exceeds the hurdle rate of 1.5% and because 10.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters, an incentive fee would be payable, as shown in Alternative 3 of Example 1 above.

(1) Represents 6.0% annualized hurdle rate.

(2) Represents 1.5% annualized base management fee.

(3) Excludes organizational and offering expenses.

(4) The “catch-up” provision is intended to provide the Advisor with an incentive fee of 10.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.5% in any fiscal quarter.

Example 3: Capital Gains Portion of Incentive Fee(*):

Alternative 1:

Assumptions

Year 1: $2.0 million investment made in Company A (“Investment A”), and $3.0 million investment made in Company B (“Investment B”)

Year 2: Investment A sold for $6.0 million and fair market value (“FMV”) of Investment B determined to be $3.5 million

Year 3: FMV of Investment B determined to be $2.0 million

Year 4: Investment B sold for $3.25 million

The capital gains portion of the incentive fee would be:

Year 1: None

Year 2: Capital gains incentive fee of $0.40 million  ($4.0 million realized capital gains on sale of Investment A multiplied by 10.0%)

Year 3: None; $0.30 million (10.0% multiplied by ($4.0 million realized cumulative capital gains less $1.0 million cumulative capital depreciation)) less $0.40 million (previous capital gains fee paid)

Year 4: Capital gains incentive fee of $25,000; $0.425 million ($4.25 million cumulative realized capital gains multiplied by 10.0%) less $0.40 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions

Year 1: $2.0 million investment made in Company A (“Investment A”), $5.25 million investment made in Company B (“Investment B”) and $4.5 million investment made in Company C (“Investment C”)

Year 2: Investment A sold for $4.5 million, FMV of Investment B determined to be $4.75 million and FMV of Investment C determined to be $4.5 million

Year 3: FMV of Investment B determined to be $5.0 million and Investment C sold for $5.5 million

Year 4: FMV of Investment B determined to be $6.0 million

Year 5: Investment B sold for $4.0 million

The capital gains incentive fee, if any, would be:

Year 1: None

Year 2: $0.20 million capital gains incentive fee; 10.0% multiplied by $2.0 million ($2.5 million realized capital gains on Investment A less $0.5 million unrealized capital depreciation on Investment B)

Year 3: $0.125 million capital gains incentive fee(1); $0.325 million (10.0% multiplied by $3.25 million ($3.5 million cumulative realized capital gains less $0.25 million unrealized capital depreciation)) less $0.20 million capital gains incentive fee received in Year 2

Year 4: : $0.025 million capital gains incentive fee – $0.35 million ($3.50 million cumulative realized capital gains multiplied by 10.0%) less $0.325 million cumulative capital gains incentive fee paid in Year 2 and Year 3

Year 5: None; $0.225 million (10.0% multiplied by $2.25 million (cumulative realized capital gains of $3.5 million less realized capital losses of $1.25 million)) less $0.35 million cumulative capital gains incentive fee paid in Year 2, and Year 3 and Year 4(2)

* The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor which provides that we will not bear more than an amount equal to 50 basis points of our total assets per annum (pro-rated for partial years) for our operating expenses (the “Operating Expense Cap”) and obligate the Advisor to pay all amounts in excess of the Operating Expense Cap on behalf of us. Any expense support payment (an “Expense Payment”) that the Advisor pays must be paid by the Advisor to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Advisor or its affiliates. Following any quarter in which our Covered Operating Expenses are less than the Operating Expense Cap, we will pay the differential amount or a portion thereof, in each case less any amount thereof used as an offset as provided in the Expense Support Agreement, to the Advisor until such time as all Expense Payments made by the Advisor to us within the three years prior to the last business day of such quarter have been reimbursed (such payment by us is referred to herein as the “Reimbursement Payment”). Our obligation to make a Reimbursement Payment shall automatically become a liability of us and the right to such Reimbursement Payment shall be an asset of the Advisor on the last business day of the applicable three-year period referred to in this paragraph.

For purposes of the foregoing, our operating expenses for which the Operating Expense Cap and conditional reimbursement mechanism described above will apply are as follows (such operating expenses are referred to herein as “Covered Operating Expenses”):

•

all direct and indirect costs and expenses incurred by the Advisor and reimbursed by us for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services under the Advisory Agreement, including the costs and expenses of due diligence of potential investments, monitoring performance of our investments, serving as trustees and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing our rights in respect of our investments and disposing of investments;

•	expenses incurred in valuing our assets and computing our net asset value per share (including the cost and expenses of any independent valuation firm);

•

expenses incurred by our administrator or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

•	expenses related to unsuccessful portfolio acquisition efforts;

•	administration fees;

•	transfer agent and custody fees and expenses;

•	federal and state registration fees;

•	Independent Trustees’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	the costs associated with individual or group shareholders;

•	our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;

•

direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and

•

all other expenses incurred by us, the Advisor or its affiliates in connection with the administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

For the avoidance of doubt, Covered Operating Expenses do not include organizational and offering expenses; costs relating to the offerings of our Common Shares and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance our investments and other fees and expenses related to our borrowings; U.S. federal, state and local taxes; federal and state registration fees; all costs of registration and listing our shares on any securities exchange; Base Management Fees and Incentive Fees payable to the Advisor; and third party investor hosting and similar platforms and service providers.

The Expense Support and Conditional Reimbursement Agreement also provide that:

•

if, at any calendar quarter end, our adjusted debt to equity ratio exceeds 1.25:1, then the Advisor will pay Covered Operating Expenses on behalf of us (in addition to the amounts paid pursuant to the Operating Expense Cap, if any) in an amount equal to 6.25 basis points (25 basis points per annum) of the value of the assets attributable to debt in excess of the 1.25:1 debt to equity ratio; provided, however, that any payments made by the Advisor in accordance with the foregoing bullet point will not be subject to the conditional reimbursement mechanism described above or otherwise subject to reimbursement by us.

In addition, our adjusted debt to equity ratio shall not exceed 1.5:1.

For purposes of the foregoing determinations, (1) the value of the assets used to calculate the equity component of our adjusted debt to equity ratio will be the cost basis (and not fair value) thereof; and (2) debt drawn from a subscription line of credit shall not be included in the value of the debt used to calculate our adjusted debt to equity ratio.

Any placement agent fees relating to our Common Shares prior to any listing of the Common Shares on a national securities exchange will be paid by the Advisor, and such fees will not be subject to reimbursement. Notwithstanding anything to the contrary, any underwriting, placement agent and similar fees and commissions relating to the Exchange Listing (as defined below) of our Common Shares will be incurred and paid by us.

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the Independent Trustees. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Advisor and may be terminated by the Board or the Advisor without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

Indemnification

The Advisory Agreement provides that the Advisor and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Advisor’s services under the Advisory Agreement or otherwise as our investment adviser.

Board Approval of Advisory Agreement

Our Board, including a majority of our Independent Trustees, approved the Advisory Agreement at its first meeting, held on December 21, 2021, by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. As a condition of the SEC's COVID-19 relief, our Board will be required to ratify the approval of the Investment Management Agreement at its next in-person meeting. In its consideration of the Advisory Agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

Based on the information reviewed and discussions, the Board, including a majority of the Independent Trustees, concluded the Advisory Agreement fee rates and terms are reasonable in relation to the services to be provided and approved the Advisory Agreement as being in the best interests of our shareholders.

Administration Agreement

Under the Administration Agreement, Stellus Capital Management furnishes us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Stellus Capital Management also performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our shareholders and reports and other materials filed with the SEC. In addition, Stellus Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Stellus Capital Management also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review of the Board) of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff. In addition, if requested to provide significant managerial assistance to our portfolio companies, Stellus Capital Management will be paid an additional amount based on the services provided, which shall not exceed the amount that we receive from such portfolio companies for providing this assistance. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management.

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by us to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided.

Indemnification

The Administration Agreement provides that Stellus Capital Management, its affiliates and their respective, officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Stellus Capital Management’s services under the Administration Agreement or otherwise as the Administrator.

License Agreement

We have entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, we have a right to use the “Stellus Capital” name for so long as the Advisor, Stellus Capital Management or one of their affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as the Advisory Agreement with the Advisor is in effect.

Determination of Net Asset Value

The net asset value per share of our outstanding Common Shares is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available may be valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board based on the input of the Advisor’s investment professionals and our audit committee. In addition, the Advisor retains one or more independent valuation firms to review at least twice annually, the valuation of each portfolio investment for which a market quotation is not readily available. We have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

A readily available market value is not expected to exist for most of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our Board under a valuation policy and process. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios portfolio company to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate its valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ materially from the values that would have been used had a readily available market value existed for such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with our senior investment professionals and the Advisor;

•	at least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;

•	the audit committee of the Board then reviews these preliminary valuations; and

•

the Board then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Advisor’s investment professionals, the independent valuation firm and the audit committee.

In following these approaches, the types of factors that are taken into account in determining the fair value of our investments include, as relevant, but are not limited to:

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

Certain BDC Regulation Considerations

A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. As a BDC, we must adhere to certain substantive regulatory requirements.

SEC Reporting

We are subject to the reporting requirements of the Exchange Act, which includes annual and quarterly reporting requirements.

Governance

We are a statutory trust and, as such, are governed by a Board of Trustees. The 1940 Act requires that a majority of our trustees be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by the holders of a majority of the outstanding voting securities.

Ownership Restrictions

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made and after giving effect to such acquisition, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

◾	is organized under the laws of, and has its principal place of business in, the United States;
◾	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
◾	satisfies any of the following:
●	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;
●	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or
●	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
◾	Securities of any eligible portfolio company that we control.
◾	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
◾	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already owns 60% of the outstanding equity of the eligible portfolio company.
◾	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.
◾	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

 Plan Assets

U.S. Department of Labor Regulation Section 2510.3-101, as modified by Section 3(42) of the Employee Retirement Income Security Act of 1974 (“ERISA”) (the “Plan Assets Regulation”) describes what constitutes the assets of a Plan (i.e., (i) employee benefit plans (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) plans subject to Section 4975 of the Code, including individual retirement accounts and Keogh plans, and (iii) any entities whose underlying assets include plan assets by reason of a plan’s investment in such entities) with respect to the Plan’s investment in an entity for purposes of the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code. Under the Plan Assets Regulation, if a Plan invests in an “equity interest” of an entity that is not a “publicly offered security” (as discussed below) then the Plan’s assets will include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless either (i) the entity is an “operating company” or (ii) equity participation in the entity by Benefit Plan Investors (as defined below) is not “significant,” each as discussed below. Under the Plan Assets Regulation, investment in an entity is “significant” if participation by Benefit Plan Investors equals or exceeds 25% of any class of equity of us. For these purposes, the term “Benefit Plan Investor” is defined as (a) any employee benefit plan (as defined in Section 3(3) of ERISA) subject to the provisions of Title I of ERISA, (b) any “plan” as defined in and subject to Section 4975 of the Code, and (c) any entity whose underlying assets include Plan assets by reason of a Plan’s investment in the entity. For purposes of the 25% determination, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets, or any affiliate of such person (each of the foregoing, a “Controlling Person”) is disregarded.

The Plan Assets Regulation defines a “publicly-offered security” as a security that is “widely held,” “freely transferable,” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. For these purposes, a security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors that are independent of the issuer and of one another. A security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial offering as a result of events beyond the issuer’s control. In addition, the Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The Plan Assets Regulation further provides that, when a security is part of an offering in which the minimum investment is $10,000 or less, as is the case with the Private Offering, certain restrictions ordinarily will not, alone or in combination, affect the finding that such securities are “freely transferable.” It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

Until such time as Common Shares constitute a “publicly-offered security” under the Plan Assets Regulation, the Advisor intends to operate us so that our assets will not be considered “plan assets. In that regard, the Advisor will seek to limit investment in us by Benefit Plan Investors to less than 25% of each class of equity interests in us, based upon assurance provided by investors.

Limitations on Leverage

As a BDC, we generally must have at least 150% asset coverage for our debt after incurring any new indebtedness, meaning that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of December 31, 2022, our asset coverage ratio was 200%.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “—Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets. When investing in temporary investments, we will typically invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes will typically require us to limit the amount it invests with any one counterparty.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless it meets the 150% asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common shareholders (one share one vote); and (ii) preferred stockholders must have the right, as a class, to appoint two trustees to the Board of Trustees.

Code of Ethics

As a BDC, we and the Advisor must adopt a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. We and the Advisor have each adopted a code of ethics pursuant to Rule 17j 1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. In addition, each code of ethics is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

Proxy Voting Policies and Procedures

The Advisor votes proxies relating to our portfolio securities in what it perceives to be in the best interest of our shareholders. The Advisor reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its effect on the portfolio securities we hold. In most cases the Advisor will vote in favor of proposals that it believes are likely to increase the value of the portfolio securities we hold. Although the Advisor will generally vote against proposals that may have a negative effect on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

The Advisor has established a proxy voting committee and adopted proxy voting guidelines and related procedures. The proxy voting committee establishes proxy voting guidelines and procedures, oversees the internal proxy voting process, and reviews proxy voting issues. To ensure that the Advisor’s vote is not the product of a conflict of interest, it requires that anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote. Where conflicts of interest may be present, the Advisor will disclose such conflicts to us, including our independent directors, and may request guidance from us on how to vote such proxies.

Privacy Principles

Any and all nonpublic personal information received by us and/or the Advisor with respect to investors in us who are natural persons, including the information provided to us by an investor in subscription documents, will not be shared with nonaffiliated third parties which are not service providers to us and/or the Advisor. Such service providers include but are not limited to our Administrator, auditors and legal advisors. Additionally, we and/or the Advisor may disclose such nonpublic personal information as required by law.

Other Considerations

As a BDC, we will not generally be able to issue and sell our Common Shares at a price below net asset value per share. We may, however, issue and sell our Common Shares, at a price below the current net asset value of the Common Shares, or issue and sell warrants, options or rights to acquire such Common Shares, at a price below the current net asset value of the Common Shares if the Board determines that such sale is in our best interest and in the best interests of our shareholders, and our shareholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities.

As a BDC, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and the Advisor are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a 15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting after we have been subject to the reporting requirements of the Exchange Act for a specified period of time and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a 15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

JOBS Act

We are, and expect to remain, an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

●	the last day of our fiscal year in which we have total annual gross revenues of 1.235 billion;
●	the last day of our fiscal year in which the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;
●	the date on which we have, during the previous three-year period, issued more than 1.0 billion in non-convertible debt, or
●	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Common Shares held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period.

Certain U.S. Federal Income Tax Considerations

The following discussion is a summary of some of the U.S. federal income tax considerations relevant to an investment in us as a shareholder, including U.S. federal income tax considerations relevant to a BDC. It is based upon the Code, the regulations promulgated thereunder, published rulings of the IRS and court decisions, all as in effect on the date of this Annual Report on Form 10-K. All of the above authorities are subject to change (possibly retroactively) by legislative or administrative action.

For purposes of this discussion, a “U.S. Holder” is a shareholder, in each case, that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a shareholder who is neither a U.S. Holder nor a partnership for U.S. federal income tax purposes.

If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds any Common Shares, the U.S. federal income tax treatment of a partner of the partnership generally will depend upon the status of the partner, the activities of the partnership and certain determinations made at the partner level. Partnerships holding Common Shares, and persons holding interests in such partnerships, should each consult their own tax advisors as to the consequences of investing in the Common Shares in their individual circumstances.

THIS SUMMARY DOES NOT DISCUSS ALL OF THE U.S. FEDERAL INCOME TAX CONSIDERATIONS THAT MAY BE RELEVANT TO A PARTICULAR INVESTOR OR TO INVESTORS SUBJECT TO SPECIAL TREATMENT AND DOES NOT CONSTITUTE LEGAL OR TAX ADVICE. ACCORDINGLY, PROSPECTIVE INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS REGARDING THE SPECIFIC FEDERAL, STATE, LOCAL, ESTATE AND FOREIGN TAX CONSEQUENCES OF INVESTING IN US.

Taxation of RIC Operations Generally. We qualify and intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we will be able to deduct qualifying distributions to our shareholders, so that we are subject to U.S. federal income taxation only in respect of earnings that we retain and do not distribute. In addition, certain distributions made to our shareholders may be eligible for look-through tax treatment determined by reference to the earnings from which the distribution is made.

In order to qualify as a RIC, we must, among other things,

(a)            at all times during each taxable year maintain our election under the 1940 Act to be treated as a BDC;

(b)            derive in each taxable year at least 90% of our gross income from dividends, interest, gains from the sale or other disposition of stock or securities and other specified categories of investment income; and

(c)            diversify our holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of our taxable year

(i)            at least 50% of the value of our total assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” do not include any amount of any one issuer, if our holdings of such issuer are greater in value than 5% of our total assets or greater than 10% of the outstanding voting securities of such issuer, and

(ii)            no more than 25% of the value of our assets may be invested in (i) securities (excluding U.S. government securities and securities of other RICs) of any one issuer, (ii) the securities (excluding securities of other RICs) of any two or more issuers that are controlled by us and are engaged in the same or similar or related trades or business, (iii) or the securities of one or more “qualified publicly traded partnerships.”

As a RIC, in any taxable year with respect to which we distribute (or is treated as distributing) at least 90% of our investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gains over net long-term capital losses and other taxable income other than any net capital gain reduced by deductible expenses), we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains that are distributed to shareholders. If we fail to distribute our income on a timely basis, we will be subject to a nondeductible 4% excise tax. To avoid this tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

(1)            at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

(2)            at least 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year; and

(3)            any undistributed amounts from previous years on which we paid no U.S. federal income tax.

We are generally expected to distribute substantially all of our earnings on a quarterly basis, though one or more of the considerations described below could result in the deferral of dividend distributions until the end of the fiscal year:

(1)            We may make investments that are subject to tax rules that require us to include amounts in income before cash corresponding to that income is received, or that defer or limit our ability to claim the benefit of deductions or losses. For example, if we hold securities issued with original issue discount, such discount will be included in income in the taxable year of accrual and before any corresponding cash payments are received.

(2)            In cases where our taxable income exceeds our available cash flow, we will need to fund distributions with the proceeds of sale of securities or with borrowed money, and will raise funds for this purpose opportunistically over the course of the year.

In certain circumstances (e.g., where we are required to recognize income before or without receiving cash representing such income), we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding income and excise taxes. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to U.S. federal income tax at corporate rates.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we will not be permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met.

Moreover, our ability to dispose of assets to meet distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the diversification tests. If we dispose of assets in order to meet the annual distribution requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long- term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above.

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the shareholders is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we could incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC cannot use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but could carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we could for U.S. federal income tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to the shareholders even if such taxable income is greater than the net income we actually earns during those taxable years.

While we are expected to distribute income and capital gains in the manner necessary to minimize imposition of the 4% excise tax, we may not be able to distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. Under certain circumstances, the Advisor may, in its sole discretion, determine that it is in the interests of us to retain rather than distribute some amount of income and capital gains, and accordingly cause us to bear the excise tax burden associated therewith.

In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We are not expected to satisfy the requirement to pass through to shareholders their share of the foreign taxes paid by us.

If in any particular taxable year, we do not qualify as a RIC, and certain remedial provisions are not available, all of our taxable income (including net capital gains) will be subject to U.S. federal income tax at regular corporate rates without any deduction for distributions to shareholders, and distributions will be taxable to shareholders as ordinary dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders may be eligible to claim a dividends received deduction with respect to such distributions, non-corporate shareholders may be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets ( i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years

Taxation of U.S. Holders

Distributions from our investment company taxable income (consisting generally of net investment income, net short-term capital gain, and net gains from certain foreign currency transactions) generally will be taxable to U.S. Holders as ordinary income to the extent of our current or accumulated earnings and profits. Distributions generally will not be eligible for the dividends received deduction available to corporate shareholders. Distributions that we report as net capital gain distributions will be taxable to U.S. Holders as long-term capital gain regardless of how long such U.S. Holders have held their shares. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Holder’s adjusted tax basis in such U.S. Holder’s Common Shares and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Holder.

Distributions declared by us in October, November, or December of any year and payable to shareholders of record on a specified date in such a month will be deemed to have been paid by us on December 31st of the previous calendar year if the distributions are paid during the following January. Accordingly, distributions received in January may be subject to taxation in the preceding year.

Although we intend to distribute net long-term capital gains at least annually, we may in the future decide to retain some or all of our net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay U.S. federal income tax at corporate rates on the retained amount, each U.S. Holder will be required to include its share of the deemed distribution in income as if it had been distributed to the U.S. Holder, and the U.S. Holder will be entitled to claim a credit equal to its allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. Holder’s adjusted tax basis for their Common Shares. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate U.S. Holders on long-term capital gains, the amount of tax that non-corporate U.S. Holders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gains. Such excess generally may be claimed as a credit against the U.S. Holder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for U.S. federal income tax. A shareholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form to claim a refund for the taxes paid by us. To utilize the deemed distribution approach, we must provide written notice to our shareholders. We cannot treat any of our investment company taxable income as a “deemed distribution.”

If a U.S. Holder sells or exchanges its shares of us, the holder will recognize gain or loss equal to the difference between its adjusted tax basis in the shares sold and the amount received. Any such gain or loss will be treated as a capital gain or loss and will be long-term capital gain or loss if the shares have been held for more than one year. Any loss recognized on a sale or exchange of shares that were held for six months or less will be treated as long-term, rather than short-term, capital loss to the extent of any capital gain distributions previously received (or deemed to be received) thereon.

We or the applicable withholding agent will be required to withhold U.S. federal income tax (“backup withholding”) currently at a rate of 24% from all taxable distributions to any non-corporate U.S. Holder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number generally is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. Holder’s U.S. federal income tax liability and may entitle such shareholder to a refund, provided that proper information is timely provided to the IRS.

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our Common Shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceed certain threshold amounts.

Limitations on Deductibility of Certain Losses and Expenses. If we are not treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) for any calendar year, then a U.S. Holder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that we incur, to the extent that the expenses would have been subject to limitations if the holder had incurred them directly. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Holder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. Holder’s miscellaneous itemized deductions exceeds 2% of such U.S. Holder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of determining a U.S. Holder’s liability for the U.S. federal alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. In this case, we would be required to report the relevant income and expenses, including the Base Management Fee, on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. There is no assurance that we will be treated as a “publicly offered regulated investment company” at any time or all times.

Tax-Exempt Investors. The direct conduct by a tax-exempt U.S. Holder of the activities that we are expected to conduct could give rise to unrelated business taxable income or “UBTI.” However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining treatment under current law. Therefore, a tax-exempt U.S. Holder should not be subject to U.S. federal income taxation solely as a result of the holder’s ownership of our shares and receipt of dividends that it pays. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to portfolio investors in its stock. Therefore, a tax-exempt U.S. Holder should not be treated as earning income from “debt-financed property” and dividends paid by us should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that the we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

Non-U.S. Holders. Distributions of our “investment company taxable income” to Non-U.S. Holders (including interest income, net short-term capital gain or non-U.S.-source dividend and interest income, generally will be subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. Holder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. For a corporate Non-U.S. Holder, distributions (both actual and deemed), and gains realized upon the sale of our Common Shares that are effectively connected with a U.S. trade or business could, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). In each such case, we will not be required to withhold U.S. federal tax if the Non-U.S. Holder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. Holder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. Holder is at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of Company stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since our Common Shares are subject to significant transfer restrictions, and an investment in our Common Shares will generally be illiquid, non-U.S. Holders whose distributions on our Common Shares are subject to withholding of U.S. federal income tax may not be able to transfer their shares of our Common Shares easily or quickly or at all.

Non-U.S. Holders generally are not subject to U.S. federal income tax on capital gains realized on the sale of our shares or on actual or deemed distributions of our net capital gains unless such gains are effectively connected with the conduct of a U.S. trade or business by the holder and, if an income tax treaty applies, are attributable to a permanent establishment in the United States, or the holder is present in the United States for 183 or more days during the taxable year; and the holder is a former citizen or resident of the United States.

The amount of dividends that we pay to any Non-U.S. Holder will be reported to the Non-U.S. Holder and to the IRS annually on an IRS Form 1042-S, regardless of whether any tax was actually withheld. Copies of these information returns may also be made available under the provisions of a specific income tax treaty or agreement to the tax authorities of the country in which the Non-U.S. Holder resides. However, a Non-U.S. Holder generally will not be subject to backup withholding and certain other information reporting with respect to payments that we make to the Non-U.S. Holder, provided that we do not have actual knowledge or reason to know that such Non-U.S. Holder is a “United States person,” within the meaning of the Code, and the Non-U.S. Holder has given us or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form) establishing that it is a Non-U.S. Holder or otherwise establishes an exemption from backup withholding. Backup withholding is not an additional tax. Any amounts withheld from payments made to the Non-U.S. Holder may be refunded or credited against its U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

A RIC is a corporation for U.S. federal income tax purposes. Under current law, a Non-U.S. Holder will not be considered to be engaged in the conduct of a business in the United States solely by reason of its ownership in a RIC. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between non-U.S. investors and investments that would otherwise result in such investors being considered to be engaged in the conduct of a business in the United States. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to foreign investors could be adversely affected.

An investment in Common Shares by a non-U.S. person could also be subject to U.S. federal estate tax. Non-U.S. Holders should consult their own tax advisors with respect to the U.S. federal income tax, U.S. federal estate tax, withholding tax and state, local and foreign tax consequences of acquiring, owning or disposing of our Common Shares.

FATCA Compliance. Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either: (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by certain specified U.S. persons (or held by foreign entities that have certain specified U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury has indicated its intent to eliminate this requirement in subsequent proposed regulations, which state that taxpayers may rely on the proposed regulations until final regulations are issued. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a specified U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% U.S. owner that is a specified U.S. person or provide the withholding agent with identifying information on each greater than 10% U.S. owner that is a specified U.S. person. Depending on the status of a Non-U.S. Holder and the status of the intermediaries through which they hold their Common Shares, Non-U.S. Holders could be subject to this 30% withholding tax with respect to distributions on their Common Shares. Under certain circumstances, a Non-U.S. Holder might be eligible for refunds or credits of such taxes.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10 K, before you decide whether to make an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities generally and with respect to a BDC with investment objectives, investment policies, capital structures or trading markets similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value of our securities could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a new company and have a limited operating history.

We are a newly formed company with a limited operating history. As a result, we have limited financial information on which you can evaluate an investment in us or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially, or your investment could become worthless.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, including during portions of the past three fiscal years. In addition, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the war in Ukraine and Russia, and health epidemics and pandemics.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we generally are not able to issue additional shares of our Common Shares at a price less than net asset value without first obtaining approval for such issuance from our stockholders and Independent Trustees.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced during portions of the past three fiscal years and from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we have historically experienced, including the current rising interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.

The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

The COVID-19 pandemic is ongoing as of the filing date of this Annual Report on Form 10-K, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2022, including for the reasons described herein.

Any public health emergency, including the COVID-19 pandemic and any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty, could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on us and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain the financial and economic impact of the public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity, and the extent of the public health emergency’s disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, we and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including the potential adverse impact of the public health emergency on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. These factors may also cause the valuation of our investments to differ materially from the values that it may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.

Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the us and the fair value of our investments and our portfolio companies.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

In an effort to combat inflation, the U.S. Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Because we borrow money to make investments and may in the future issue additional senior securities including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that rising interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments.  In this period of rising interest rates, our cost of funds have increased, which may reduce our net investment income. Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income.

Rising interest rates may increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our Common Shares.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on our portfolio, business and operations and the value of an investment in us.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States, the United Kingdom, the European Union and many other nations announced a broad array of new or expanded economic sanctions, export controls and other measures against Russia, Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio, business and operations and the value of an investment in us. The Russian invasion of Ukraine is uncertain and evolving as of the filing date of this Annual Report on Form 10-K, and its full impact on our portfolio companies after December 31, 2022 is unknown.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fails to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect us and our portfolio companies.

We are dependent upon key personnel of the Advisor for our future success. If the Advisor were to lose any of its key personnel, our ability to achieve our investment objectives could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the senior investment professionals of the Advisor to achieve our investment objectives. The Advisor’s team of investment professionals evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Advisory Agreement. We can offer no assurance, however, that the Advisor’s investment professionals will continue to provide investment advice to us.

The Advisor’s investment committee, which provides oversight over our investment activities, is provided to us by the Advisor under the Advisory Agreement. The Advisor’s investment committee consists of five members, including Messrs. Ladd, and D’Angelo, each a member of the Board, Mr. Huskinson, the chief financial officer and chief compliance officer for us and the Advisor, Joshua T. Davis, the Co-Head of Stellus Capital Management’s Private Credit Strategy and Mr. Overbergen, a senior investment professional of the Advisor. The loss of one or more of the members of our Advisor’s investment committee may limit our ability to achieve our investment objectives and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong referral relationships. Any inability of the Investment Team to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the members of the Investment Team to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Investment Team fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the members of the Investment Team have relationships are not obligated to provide them with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the Investment Team’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the Investment Team’s execution of its investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Investment Team will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The Investment Team may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from sourcing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest that could negatively affect our investment returns.

The members of the Advisor’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as us, or of investment funds, accounts, or investment vehicles managed by the Advisor or Stellus Capital. Similarly, the Advisor and its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the Investment Team currently manages a publicly traded BDC and private credit funds that have an investment strategy that is similar to, overlapping with or identical to our investment strategy. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.

In addition, there may be times when the Advisor, the members of its investment committee or its other investment professionals have interests that differ from those of our stockholders, giving rise to a conflict of interest. Although the Advisor will endeavor to handle these investment and other decisions in a fair and equitable manner, us and our stockholders could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by the Advisor on our behalf, we are unable to monitor these potential conflicts of interest between us and the Advisor; however, the Board, including the Independent Trustees, will review conflicts of interest in connection with its review of the performance of the Advisor. As a BDC, we may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including the our officers, trustees, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of Board of Trustees who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance).

The senior investment professionals and other investment team members of the Advisor may, from time to time, possess material non-public information, limiting our investment discretion.

The senior investment professionals and other investment team members of Advisor may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our management and incentive fees may induce the Advisor to incur additional leverage.

Generally, the management and incentive fees payable by us to the Advisor may create an incentive for the Advisor to use the additional available leverage. For example, the fact that the base management fee that we will pay to the Advisor is payable based upon our gross assets (which includes any borrowings for investment purposes) may encourage the Advisor to use leverage to make additional investments. Such a practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of additional leverage may increase the likelihood of our default on our borrowings, which would disfavor holders of the Common Shares.

In addition, because the incentive fee on net investment income is calculated as a percentage of our net assets subject to a hurdle, having additional leverage available may encourage the Advisor to use leverage to increase the leveraged return on our investment portfolio. To the extent additional leverage is available at favorable rates, the Advisor could use leverage to increase the size of our investment portfolio to generate additional income, which may make it easier to meet the incentive fee hurdle.

The Board is charged with protecting our interests by monitoring how the Advisor addresses these and other conflicts of interests associated with its management services and compensation. While the Board is not expected to review or approve each investment decision, borrowing or incurrence of leverage, the Independent Trustees will periodically review the Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, the Independent Trustees will consider whether our fees and expenses (including those related to leverage) remain appropriate.

 Our incentive fee may induce the Advisor to make speculative investments.

We pay the Advisor an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. Additionally, under the incentive fee structure, the Advisor may benefit when capital gains are recognized and, because the Advisor will determine when to sell a holding, the Advisor will control the timing of the recognition of such capital gains. As a result, the Advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to qualify and maintain our qualification as a RIC. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by the Advisor or its affiliates. Although the Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of the us and our stockholders.

Our investments in the business services industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

Our investments in portfolio companies that operate in the business services industry represent 22.22% of our total portfolio as of December 31, 2022. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the consumer goods industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

Our investments in portfolio companies that operate in the consumer goods industry represent 11.74% of our total portfolio as of December 31, 2022. Our investments in portfolio companies in the consumer goods sector include those that provide a wide range of daily usable products that are manufactured according to individual usage and as per end user requirements. Portfolio companies in the consumer goods sector are subject to many risks, including changes in consumer preferences, cyclical variations in the general economy and to uncertainty regarding future economic conditions a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the consumer goods industry must respond quickly to these changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the consumer goods sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

We may be subject to risks associated with our investments in capital equipment-related companies.

As of December 31, 2022, our investment in portfolio companies operating in this sector represents 13.17% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, product obsolescence, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify and thereafter maintain our tax treatment as a RIC under Subchapter M of the Code.

To maintain our tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in us having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments.

There may be potential adverse tax consequences as a result of us not being treated as a “publicly offered regulated investment company.”

We do not expect to be treated as a “publicly offered regulated investment company”. Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (i) Common Shares being held by at least 500 persons at all times during a taxable year, (ii) Common Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) Common Shares being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to the Advisor and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

There may be potential adverse tax consequences for non-U.S. stockholders with respect to an investment in us in his, her or its jurisdiction of tax residence.

Depending on (1) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (2) how we are treated in such jurisdiction, and (3) our activities, an investment in the us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including tax filing obligations, the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, the possibility of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder could also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisers with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

Legislative or regulatory tax changes could have any adverse impact on us and our stockholders.

At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that it has not yet received in cash, such as the accrual of original issue discount. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities and increases in loan balances as a result of contracted PIK arrangements are included in income before it receives any corresponding cash payments. We also may be required to include in income certain other amounts that it will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to qualify and thereafter maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times it would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify and thereafter maintain our tax treatment as a RIC and thus be subject to U.S. federal income tax at corporate rates.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable by us to the Advisor.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we will pay to the Advisor is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Advisor.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC that has satisfied certain requirements to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would not be able to borrow additional funds until we were able to comply with the 150% asset coverage ratio applicable to us under the 1940 Act. Also, any amounts that we use to service our indebtedness would not be available for distributions to our stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are generally not able to issue and sell our Common Shares at a price below net asset value per share without first obtaining required approvals of our stockholders and Independent Trustees. Sales of Common Shares at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns. If we raise additional funds by issuing Common Shares, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

Investors may fail to pay their undrawn Capital Commitment.

If an investor fails to pay any amount of its Capital Commitment when called, other investors who have an undrawn Capital Commitment may be required to fund their respective Capital Commitment sooner and in a greater amount (but not more than their undrawn Capital Commitment) than they otherwise would have absent such a default.

In addition, if funding of Capital Commitments by other investors and borrowings by us are inadequate to cover defaulted Capital Commitments, we may make fewer investments than if all investors had paid their contributions. Additionally, we may be forced to obtain substitute sources of liquidity by selling investments to meet our funding obligations. Such forced sales of investment assets by us may be at disadvantageous prices. In addition, if we are not able to obtain substitute sources of liquidity, we may default on our funding obligations.

Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in the Common Shares. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, investors will experience increased risks of investing in the Common Shares. Lenders of these funds will have a fixed dollar claims on our assets that would be superior to the claims of our stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default.

In addition, under the terms of any borrowing facility or other debt instrument that we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to the Common Shares. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to the Advisor is payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Advisor will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Advisor.

We are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that it may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt until it is able to comply with the 150% asset coverage ratio applicable to it under the 1940 Act. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Advisor’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure investors that we will be able to obtain credit at all or on terms acceptable to it.

In addition, our future debt facilities may impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to qualify and maintain our qualification as a RIC under the Code.

Substantially all of our assets may be required to be subject to security interests under future debt financing arrangements and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.

Substantially all of our assets may be required to be pledged as collateral under our future financing arrangements. If we default on our obligations under such financing arrangements, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of us could significantly impair our ability to effectively operate our business as previously planned. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends paid to our shareholders.

Provisions of any other future borrowing facility may limit our discretion in operating our business.

Any future borrowing facility may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a guarantee and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants under any future borrowing facility may limit our ability to incur additional liens or debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing.

In addition, under any future borrowing facility, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. Furthermore, we expect that the terms of any future financing arrangement may contain a covenant requiring it to qualify and thereafter maintain compliance with RIC provisions at all times, subject to certain remedial provisions. Thus, a failure to maintain compliance with RIC provisions could result in an event of default under the financing arrangement. An event of default under any borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to it under any borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility, we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Most of our portfolio investments will be recorded at fair value as determined in good faith by the Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.

Most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by the Advisor, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under FASB Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to review the valuation of these loans and securities. The types of factors that we may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that ultimately realize upon the disposal of such loans and securities.

We adjust quarterly the valuation of our portfolio to reflect our determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

We may expose ourselves to risks if we engage in hedging transactions.

We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Shares.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our securities.

We are required to disclose changes made in our internal control and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

We are a non-accelerated filer under the Exchange Act and, therefore, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our Common Shares less attractive because we are not required to comply with the auditor attestation requirements.

We and our portfolio companies may be subjected to potential adverse effects of new or modified laws or regulations.

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of the our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Risks Related to Our Operations

Because we intend to distribute substantially all of our income to our stockholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.

We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any.

As a BDC that has satisfied certain conditions under the 1940 Act, we are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all of our borrowings of at least 150%. This requirement limits the amount that we may borrow. Since we continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect that we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, which would in turn increase the equity capital available to us, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we may be forced to curtail or cease new investment activities, and our net asset value could decline.

Our ability to enter into certain transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of its affiliates, which could include concurrent investments in the same portfolio company, without prior approval of the Independent Trustees and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person that controls its or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

We are permitted to rely on received exemptive relief from the SEC to co-invest with investment funds managed by the Advisor and its affiliates where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by the Advisor and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us and our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies.

The involvement of our interested trustees in the valuation process may create conflicts of interest.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described elsewhere in this Annual Report on Form 10-K. In connection with that determination, investment professionals from the Advisor provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment is reviewed by an independent valuation firm at least twice annually, the ultimate determination of fair value is made by our Board, including our interested trustees, and not by such third-party valuation firm. In addition, Messrs. Ladd and D’Angelo, each an interested member of our Board, has a direct pecuniary interest in the Advisor. The participation of the Advisor’s investment professionals in our valuation process, and the pecuniary interest in the Advisor by certain members of our Board, could result in a conflict of interest as the Advisor’s management fee is based, in part, on the value of our gross assets, and incentive fees are based, in part, on realized gains and realized and unrealized losses.

There are conflicts related to other arrangements with Stellus Capital Management.

We have entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus.” In addition, we have entered into an administration agreement with Stellus Capital Management pursuant to which we are required to pay to Stellus Capital Management our allocable portion of overhead and other expenses incurred by Stellus Capital Management in performing its obligations under such administration agreement, such as rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff. This will create conflicts of interest that our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude Stellus Capital Management from licensing or transferring the ownership of the “Stellus” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Stellus Capital Management or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Stellus” as part of our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

The investment advisory agreement with the Advisor and the administration agreement with Stellus Capital Management were not negotiated on arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The investment advisory agreement and the administration agreement were negotiated between related parties. Consequently, their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Advisor, Stellus Capital Management and their affiliates. Any such decision, however, would breach our fiduciary obligations to our shareholders.

The time and resources that the Investment Team devotes to us may be diverted, and we may face additional competition due to the fact that the Investment Team is not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Neither the Advisor nor Stellus Capital Management is not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. As a result, the time and resources the

Investment Team could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

Our incentive fee arrangements with the Advisor may vary from those of other investment funds, account or investment vehicles managed by the Advisor or Stellus Capital Management, which may create an incentive for the Investment Team to devote time and resources to a higher fee-paying fund.

If the Advisor or Stellus Capital Management is paid a higher performance-based fee from any of its other funds, it may have an incentive to devote more research and development or other activities, and/or recommend the allocation of investment opportunities, to such higher fee-paying fund. For example, to the extent the Advisor or Stellus Capital Management’s incentive compensation is not subject to a hurdle or Income Incentive Fee Cap with respect to another fund, it may have an incentive to devote time and resources to such other fund.

The Advisor’s liability is limited under the Advisory Agreement and we have agreed to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. Under the Advisory Agreement, the Advisor, its officers, members and personnel, and any person controlling or controlled by the Advisor will not be liable us, any of our subsidiaries, our trustees, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the duties that the Advisor owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Advisor and Stellus Capital Management can resign as our investment adviser or administrator, respectively, upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in its operations that could adversely affect our financial condition, business and results of operations.

The Advisor has the right under the Advisory Agreement to resign as our investment adviser at any time upon 60 days’ written notice, whether we have found a replacement or not. Similarly, Stellus Capital Management has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If the Advisor and/or Stellus Capital Management were to resign, we may not be able to find a new investment adviser or administrator, respectively or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements

l

imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, we may be required to register as an investment company under the 1940 Act and be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

We may experience fluctuations in our annual and quarterly operating results.

We could experience fluctuations in our annual and quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business or operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our shareholders.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect us.

Our business is highly dependent on the communications and information systems of the Advisor and Stellus Capital Management. In addition, certain of these systems are provided to the Advisor and/or Stellus Capital Management by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect us.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by the Advisor and/or Stellus Capital Management and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the COVID-19 pandemic, which are obstructing the regular functioning of business work forces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

We, the Advisor, Stellus Capital Management and our portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Advisor and Stellus Capital Management’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

The Advisor’s, Stellus Capital Management’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. These service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.

Risks Related to Economic Conditions

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The U.S. debt ceiling and budget deficit concerns have raised the possibility of additional credit-rating downgrades and economic slowdowns in the United States and globally. Legislation passed in December 2021 suspends the debt ceiling through early 2023, unless Congress takes further legislative action to extend it. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “EU”), instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the ongoing conflict between Russia and Ukraine, and the resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may further raise, or may announce its intention to further raise, the Federal Funds Rate in 2023. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

Increased geopolitical unrest, terrorist attacks, or acts of war may impact the businesses in which we invests, and harm our business, operating results, and financial conditions.

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity, which may negatively impact the businesses in which we invests directly or indirectly and, in turn, could have a material adverse impact on the our business, operating results, and financial condition. Losses from terrorist attacks are generally uninsurable.

Risks Related to Our Investments

Economic recessions or downturns could impair our portfolio companies, which would harm our operating results.

Many of the portfolio companies in which we make, and expect to make, investments, including those currently included in our portfolio, are likely to be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase, and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

We may hold the loans and debt securities of leveraged companies that may, due to the significant operating volatility typical of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect that company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our investments in private and LMM portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. LMM companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, LMM companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of our portfolio companies and, in turn, on us. LMM companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, trustees and investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from its investments in portfolio companies.

In addition, in the event that the Advisor seeks to cause us to comply with the requirements under ERISA applicable to VCOCs, we may be restricted in making certain otherwise desirable investments, and in disposing of investments at optimal times.

The lack of liquidity in our investments may adversely affect our business.

Most of the our assets will be invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded the investments.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.

We generally have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with the requirements of the 1940 Act or the desire to qualify or maintain our qualification as a RIC.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not hold controlling equity positions in any of the portfolio companies included in our portfolio and, although we may do so in the future, we do not currently intend to hold controlling equity positions in our portfolio companies (including those included in our portfolio). As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and ability to make shareholder distributions.

We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to make, or the amount of, shareholder distributions with respect to the holders of our Common Shares, which could result in a decline in the market price of our shares.

The interest rates of our floating-rate loans to our portfolio companies might be subject to change based on recent regulatory changes.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

LIBOR is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the ICE Benchmark Administration (“IBA”) (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates (“IBORs”). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws.  These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts.  The federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace US dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference US dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. The LIBOR Act Regulation ZZ could apply to certain our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations.  For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.  In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new alternative reference without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in such situations, to negotiate modifications to credit agreements governing such instruments in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

The effect of global climate change may impact the operations of our portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

●	the ability to cause the commencement of enforcement proceedings against the collateral;
●	the ability to control the conduct of such proceedings;
●	the approval of amendments to collateral documents;
●	releases of liens on the collateral; and
●	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We may be exposed to special risks associated with bankruptcy cases.

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure you that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

To the extent that portfolio companies in which we have invested through a unitranche facility are involved in bankruptcy proceedings, the outcome of such proceedings may be uncertain. For example, it is unclear whether a bankruptcy court would enforce an agreement among lenders which sets the priority of payments among unitranche lenders. In such a case, the “first out” lenders in the unitranche facility may not receive the same degree of protection as they would if the agreement among lenders was enforced.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. It is subject to unpredictable and lengthy delays and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance. To the extent we and an affiliate both hold investments in the same portfolio company that are of a different character, we may also face restrictions on our ability to become actively involved in the event that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the 1940 Act. In such cases, we may be unable to exercise rights we may otherwise have to protect our interests as security holders in such portfolio company.

If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

The disposition of our investments may result in contingent liabilities.

Substantially all of our investments involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

We may not realize gains from our equity investments.

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our ability to enter transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions could either comply with the asset coverage requirements of Section 18 when engaging in reverse repurchase agreements or (ii) chose to treat such agreements as derivatives transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Risks Relating to the Common Shares

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Delaware law on the distribution thereof). We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be made at the discretion of the Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with BDC regulations and such other factors as the Board may deem relative from time to time. We cannot assure investors that we will make distributions to our shareholders in the future.

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to the us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in any future credit facilities, as well as in the terms of any debt securities we may issue, may limit our ability to make distributions in certain circumstances.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in the Common Shares and, assuming that an investor holds the Common Shares as a capital asset, thereafter as a capital gain.

Investing in the Common Shares may involve an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in the Common Shares may not be suitable for someone with lower risk tolerance.

There is currently no public market for our stock, and the liquidity of your investment is limited.

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of outstanding shares of our Common Shares on a quarterly basis commencing after April 1, 2024 Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The timing and number of shares to be repurchased will depend on a number of factors, including repayment of investments by our portfolio companies and our ability to incur leverage to fund repurchases and no assurances can be given that any Common Shares, or any particular amount, will be repurchased. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. In addition, investor participation in such repurchase offers will be subject to any applicable lock-up period pursuant to such investor’s subscription agreement.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

The Board may not approve share repurchases, and any approval is in the Board’s discretion. You may not be able to sell your shares at all in the event the Board does not approve share repurchases, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Articles of Amendment and Restatement or otherwise to effect a liquidity event at any time. The share repurchase program has many limitations, and will be subject to compliance with applicable covenants and restrictions under our financing arrangements and regulatory restrictions, and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

In the event a stockholder chooses to participate in our share repurchase program, the stockholder will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share of our Common Shares will be on the repurchase date. Although a stockholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a stockholder seeks to sell shares to us as part of our periodic share repurchase program, the stockholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at Stellus Private Credit BDC, 4400 Post Oak Parkway, Suite 2200, Houston, Texas 77027, where we occupy office space pursuant to the Administration Agreement with Stellus Capital. We believe that our current office facilities are adequate to meet our needs.

Item 3. Legal Proceedings

Neither we nor the Advisor are currently subject to any material pending legal proceedings. To our knowledge, there is no material legal proceeding threatened against us or the Advisor. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We do not intend to list our shares on a national securities exchange (except as described immediately below), and the Board does not expect to complete a liquidity event within any specific time period, if at all.

On or before the eighth year anniversary of the Initial Closing Date (the “Eighth Year Anniversary”), we will offer its shareholders the option to elect to either (i) retain their ownership of Common Shares (after which we may, among other things, continue to operate as a BDC or seek to complete the quotation or listing of the Common Shares on a national securities exchange (the “Exchange Listing”), including in connection with an initial public offering thereof, or another liquidity event) or (ii) exchange their Common Shares for shares in a newly formed entity (the “New Investment Vehicle”). In order to effectuate this option, we expect that we would need to, among other things, transfer to the New Investment Vehicle, in exchange for newly issued shares of the New Investment Vehicle, a pro rata portion of our assets and liabilities attributable to the stockholders that have elected to invest in the New Investment Vehicle, and thereafter exchange the New Investment Vehicle shares received for the Common Shares of the electing stockholders (such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “Spin-Off”). Because the 1940 Act prohibits entities under common control like us and the New Investment Vehicle from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit it to transfer assets to the New Investment Vehicle, as well as with respect to other aspects relating to the Spin-Off. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we do obtain such exemptive and/or no-action relief and one or more of our shareholders have elected to exchange their Common Shares for shares in the New Investment Vehicle in connection with the Spin-Off, then the Board will then make the determination as to when it is appropriate for it to effectuate the Spin-Off; provided, however, the Board will effectuate the Spin-Off (i) in connection with a liquidity event described in the section entitled “Liquidity Event” below or similar events or (ii) within the six-month period following the Eighth Year Anniversary if it has not already done so by then. If the Spin-Off is effectuated, for those shareholders who elect to exchange their Common Shares for shares in the New Investment Vehicle, the New Investment Vehicle will not make any new investments thereafter but may (1) complete any portfolio investments in process at the time thereof; (2) continue to draw down on capital commitments to pay outstanding liabilities and expenses of the New Investment Vehicle or to make such investments as the Advisor deems appropriate to protect the value of investments that were held as of the date of the Spin-Off and (3) use its commercially reasonable efforts to wind down or liquidate and dissolve the New Investment Vehicle as its investments are repaid and sold in the normal course. In addition, the expense support aspect (but not the conditional reimbursement aspect) of the Expense Support Agreement and the Operating Expense Cap will no longer be of any force or effect subsequent to the Spin-Off with respect to the New Investment Vehicle. The Advisor’s goal is to structure the New Investment Vehicle as a liquidating trust or private fund in order to minimize overhead and operating costs but the ultimate structuring thereof will be dictated by the SEC in connection with the receipt of the aforementioned exemptive and/or no-action relief and, as a result, may need to be structured as a private BDC.

Subsequent to any Exchange Listing, we will pay the Advisor (i) a base management fee calculated at an annual rate of 1.50% of our average gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters and (ii) the Income Incentive Fee and Capital Gains Incentive Fee described above except that all of the 10% figures referenced therein, including with respect to the Income Incentive Fee Cap, will be increased to 15%. In addition, the expense support aspect (but not the conditional reimbursement aspect) of the Expense Support Agreement and the Operating Expense Cap will no longer be of any force or effect subsequent thereto with respect to us.

Liquidity Event

A liquidity event could include an Exchange Listing or a merger or another transaction in which shareholders will receive cash or shares of a publicly traded company, or a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation and distribution of cash to our shareholder. A liquidity event also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Advisor. A liquidity event involving a merger or sale of all or substantially all of our assets would require the approval of our stockholders in accordance with our organizational documents.

In making a determination of whether and what type of liquidity event is in the best interests of our shareholders, the Board, including the Independent Trustees, may consider a variety of criteria, including but not limited to such factors as the trading prices of other comparable vehicles that are publicly traded, portfolio diversification and allocation, portfolio performance, our financial condition, potential access to capital and the potential for stockholder liquidity. At this time, we do not know what circumstances will exist in the future and therefore we do not know what factors the Board will consider in determining whether or when to pursue a liquidity event in the future.

Prior to a liquidity event, our share repurchase program, if implemented, may provide a limited opportunity for our shareholders to have their Common Shares repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the shares being repurchased. See “– Discretionary Repurchase of Shares” below.

Key Person Event

If at any time prior to the Eighth Year Anniversary, any two of Dean D’Angelo, Robert T. Ladd, Joshua T. Davis and any KP Replacement (as defined below) for any of such individuals who is approved pursuant to the terms hereof cease, for any reason, to devote a substantial amount of their business time in a senior management capacity to the Advisor, Stellus Capital Management and their respective affiliates and other investment vehicles managed by such entities (a “Key Person Event”), then the Advisor shall promptly notify our shareholders of such Key Person Event. Upon the occurrence of a Key Person Event, we shall suspend drawdown purchases under the Subscription Agreements, except as set forth below. Within 30 days of the occurrence of the Key Person Event, we shall convene a meeting of the Independent Trustees to determine whether to reinstate drawdown purchases, including the consideration of any KP Replacement (a “KPE Meeting”). If a majority of our Independent Trustees vote in favor of the proposal to reinstate drawdown purchases, including by approving any KP Replacement recommended by the Advisor, drawdown purchases shall be reinstated and continued, effective as of the date of the KPE Meeting, and our shareholders will be obligated to fund Capital Contributions as if a Key Person Event had never occurred. Otherwise, the obligation to fund drawdown purchases shall be deemed to have terminated as of the date of the KPE Meeting. A “KP Replacement” means a senior investment professional selected by the Advisor and approved by either (i) a majority of the Independent Trustees or (ii) the holders of a majority of the outstanding Common Shares.

Notwithstanding any suspension or termination of drawdown purchases pursuant to a Key Person Event, we may draw down Capital Commitments for (i) any proposed Company investment with respect to which we have entered into a legally binding agreement to invest prior to the date of such Key Person Event, (ii) any follow-on investments in portfolio companies in which we were invested as of the date of the Key Person Event, (iii) any Company expenses, including any amounts that may become due under any indemnity obligations or other liabilities and including expenses under the Administration Agreement or Advisory Agreement, or (iv) allowing us to satisfy any of our obligations in respect of any borrowings or other extensions of credit entered into prior to the date of such Key Person Event, which are secured, in whole or in part, by the Capital Commitments.

Transfer and Resale Restrictions

Our Common Shares will not be registered under the Securities Act. The Common Shares issued in the Private Offering are exempt from registration requirements pursuant to Section 4(a)(2) of and Regulation D under the Securities Act.

Because our Common Shares were acquired by investors in one or more transactions “not involving a public offering,” they will be “restricted securities.” The Common Shares offered and sold in the Private Offering may not be sold or transferred (i) except as permitted under the Subscription Agreement, including in connection with transfers to us in connection with our share repurchase program and (ii) unless they are registered under the Securities Act and under any other applicable securities laws or an exemption from such registration thereunder is available (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required).

Accordingly, an investor must be willing to bear the economic risk of investment in the Common Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us.

Dividends

We generally intend to pay distributions to our shareholders out of assets legally available for distribution. Our distributions and their frequency, if any will be determined by our Board. On August 15, 2022, we paid quarterly distributions of $0.21 per share on our Common Shares. On November 10, 2022, we paid quarterly distributions of $0.33 per share on our Common Shares. Payment of dividends on our Common Shares is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and the financial condition of us. However, we intend to continue to pay comparable dividends to shareholders in the future.

Recent Sales of Unregistered Securities

For the year ended December 31, 2022, the total shares of our Common Shares issued and the aggregated purchase price received pursuant to subscription agreements received in connection with our private placement of shares of our Common Shares to certain individuals and entities was:

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,565	—	39,565	14.90
Total		5,483,433	$81,372,831	$21,062	$81,393,893
(1)	Pro rata expense of organizational and offering costs spent by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2022, in the amount of $388,214, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

Each of the above issuances and sales of the Common Shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser of Common Shares was required to represent that it was (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act and (ii) was acquiring the Common Shares purchased by it for investment and not with a view to resale or distribution.

Holders

As of March 3, 2023, there were approximately 17 holders of our common shares of beneficial interest.

Discretionary Repurchase of Shares

Beginning no later than the first full calendar quarter after the two-year anniversary of the Initial Closing Date and at the discretion of our Independent Trustees, we intend to commence a share repurchase program in which we would repurchase, in each quarter, in an amount not to exceed 5% of our outstanding Common Shares as of the close of the previous calendar quarter. The precise amount of such repurchase, if any, will be determined by the Board at its discretion.

We may amend, suspend, or terminate the share repurchase program if we deem such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

Item 6. Reserved

[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or Stellus Private Credit BDC’s future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, related to the current COVID-19 pandemic and otherwise, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with the Advisor or Stellus Capital Management, LLC Stellus Capital Management;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the impact of interest rate volatility, including the decommissioning of London Interbank Offered Rate ("LIBOR") and rising interest rates, on our business and our portfolio companies;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital Management and the Advisor to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We qualify and intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2022, we were in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2022, our asset coverage ratio was 200%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of December 31, 2022, we had $157.5 million (at fair value) invested in 25 portfolio companies. As of December 31, 2022, our portfolio included approximately 97% of first lien debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2022 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$152,825,940	$152,257,418
Equity	5,196,737	5,247,337
Total Investments	$158,022,677	$157,504,755
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 3.9% of our portfolio at fair value.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2022, we had unfunded commitments of $36.3 million to provide debt financing to 22 portfolio companies. As of December 31, 2022, we maintained sufficient liquidity (through cash on hand, our ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,689,874	$41,670,626	26.46%
Florida	25,824,710	25,639,155	16.28%
New York	23,971,538	23,990,132	15.23%
Illinois	13,199,633	12,899,144	8.19%
United Kingdom	9,977,695	9,971,437	6.33%
Michigan	9,492,362	9,607,593	6.10%
Washington	6,892,968	6,750,961	4.29%
Indiana	6,384,015	6,339,226	4.02%
Maryland	6,094,066	5,955,848	3.78%
Arizona	5,161,586	5,259,750	3.34%
Wisconsin	4,940,698	5,031,797	3.19%
Idaho	4,393,532	4,389,086	2.79%
	$158,022,677	$157,504,755	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$35,188,973	$35,046,444	22.25%
Capital Equipment	20,713,352	20,768,686	13.19%
Consumer Goods: Non-Durable	18,553,695	18,514,476	11.75%
Consumer Goods: Durable	13,741,132	13,680,426	8.69%
Media: Diversified & Production	9,977,695	9,971,437	6.33%
Healthcare & Pharmaceuticals	9,866,275	9,866,275	6.26%
Automotive	9,492,362	9,607,593	6.10%
High Tech Industries	8,455,439	8,399,480	5.33%
Chemicals, Plastics, & Rubber	7,490,771	7,351,701	4.67%
Construction & Building	7,348,309	7,195,856	4.57%
Retail	5,327,376	5,291,147	3.36%
Media: Broadcasting & Subscription	4,614,114	4,614,114	2.93%
Software	4,165,162	4,140,506	2.63%
Services: Consumer	3,088,022	3,056,614	1.94%
	$158,022,677	$157,504,755	100.00%

At December 31, 2022, our average portfolio company investment at amortized cost and fair value was approximately $6.3 million and $6.3 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $10.9 million and $10.8 million, respectively.

At December 31, 2022, 100% of our debt investments bore interest based on floating rates (subject to interest rate floors).

The weighted average yield on all of our debt investments as of December 31, 2022 was approximately 11.4%. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2022 was approximately 11.1%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of December 31, 2022, we had cash and cash equivalents of $15.5 million.

Investment Activity

During the year ended December 31, 2022, we made an aggregate of $168.3 million of investments in twenty-six new portfolio companies and three existing portfolio companies. During the year ended December 31, 2022, we received an aggregate of $10.5 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of December 31, 2022
	(dollars in millions)
			Number of
		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies
1	$11.6	7%	2
2	145.9	93%	23
Total	$157.5	100%	25

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

Comparative financial statement tables are not presented as we were formed on December 7, 2021 and did not commence operations until February 1, 2022. For the year ended December 31, 2022, our total investment income was derived from our initial portfolio of investments during the year ended December 31, 2022. All debt investments were income producing, and there were no loans on non-accrual status as of December 31, 2022.

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

The following shows the breakdown of investment income for the year ended December 31, 2022 (in millions).

For the
year ended
December 31, 2022
Interest income(1)	$7.7
Miscellaneous fees(1)	0.3
Total	$8.0
(1)	For the year ended December 31, 2022, we recognized $0.1 million of non-recurring income related to early repayments.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital Management and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital Management and the Advisor, or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our Common Shares and other securities;
●	base management and incentive fees;

●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the year ended December 31, 2022 (in millions).

For the
year ended
December 31, 2022
Operating Expenses
Management fees	$1.3
Income incentive fees	0.7
Professional fees	0.4
Organization costs	0.1
Amortization of deferred offering costs	0.2
Administrative services expenses	0.2
Trustees' fees	0.2
Insurance expense	0.1
Valuation fees	0.1
Interest expense and other fees	2.3
Income tax expense	0.1
Other general and administrative expenses	0.1
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	(2.0)
Net Operating Expenses	$3.8

Net Investment Income

For the year ended December 31, 2022, net investment income was $4,197,751, or $1.08 per Common Share based on 3,869,643 weighted-average common shares of beneficial interest outstanding.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2022 totaled $10.5 million.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents for the year ended December 31, 2022 totaled ($0.5) million.

Net change in unrealized appreciation on foreign currency translations for the year ended December 31, 2022 totaled less than $0.1 million.

Provision for Taxes on Unrealized Appreciation on Investments

The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities of the Taxable Subsidiaries are reflected in our consolidated financial statements. For the year ended December 31, 2022, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2022, net increase in net assets resulting from operations totaled $3.7 million, or $0.95 per common share of beneficial interest based on 3,869,643 weighted-average common shares of beneficial interest outstanding.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $153.5 million for the year ended December 31, 2022, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the year ended December 31, 2022 provided cash of $169.0 million primarily from proceeds from net borrowings on our Credit Facilities (defined below), short-term loan borrowings, and issuance of common shares of beneficial interest.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of December 31, 2022, our asset coverage ratio was 200%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2022, we had cash and cash equivalents of $15.5 million.

Credit Facilities

Commitment Facility

On February 1, 2022, we entered into a revolving credit and security agreement with Signature Bank (as amended, the “Commitment Facility”). The Commitment Facility provides for borrowings up to a maximum of $100.0 million on a committed basis. Borrowings under the Commitment Facility bear interest, subject to our election, on a per annum basis equal to (i) one-month Term SOFR plus 1.80% plus a credit spread adjustment of 0.10%, subject to a zero percent floor, (ii) daily simple SOFR plus 1.80% plus a credit spread adjustment of 0.10%, or (iii) (a) an alternate base rate based on the greatest of (I) the Prime Rate, (II) Federal Funds Rate plus 0.50% and (III) one-month Term SOFR plus 1.80%, minus (b) 0.80%. We pay unused commitment fees of 0.25% per annum on the unused lender commitments. Interest is payable monthly in arrears. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 1, 2023.

Our obligations to the lenders under the Commitment Facility are secured by investors' uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.00. As of December 31, 2022 we were in compliance with these covenants.

As of December 31, 2022, $80.6 million was outstanding under the Commitment Facility. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $0.5 million in connection with the Commitment Facility, which are being amortized over the life of the facility. As of December 31, 2022, less than $0.1 million of such prepaid loan structure fees had yet to be amortized. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the year ended December 31, 2022 (in millions):

For the
year ended
December 31, 2022
Interest expense	$1.7
Loan structure fees amortization	0.4
Total interest and other fees	$2.1
Weighted average interest rate(1)	4.9%
Effective interest rate (including fee amortization)(1)	6.0%
Average debt outstanding(1)	$37.2
Cash paid for interest and unused fees	$1.2
(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through December 31, 2022.

Credit Facility

On September 30, 2022, we entered into a senior secured revolving credit agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank, as administrative agent, and various other lenders party thereto (as amended on December 9, 2022, the "Credit Facility", and together with the Commitment Facility, the "Credit Facilities"). The Credit Facility provides for borrowings up to a maximum of $130.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $200.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

The Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) Term SOFR plus 2.50% (or 2.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus a credit spread adjustment (0.10% for one-month Term SOFR and 0.15% for three-month Term SOFR), subject to a 0.25% floor, or (ii) 1.50% (or 1.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate, which is subject to a 3.00% floor, based on the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Term SOFR plus a credit spread adjustment of 0.10% (subject to a 0.25% floor), plus 1.00%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 30, 2026, after which we may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 30, 2027.

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2022, we were in compliance with these covenants.

As of December 31, 2022, there were no outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $1.2 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of December 31, 2022, $1.1 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facility payable.

Interest is paid monthly or quarterly in arrears based on the interest rate option selected. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the year ended December 31, 2022 (in millions):

For the
year ended
December 31, 2022
Interest expense	$0.1
Loan structure fees amortization	0.1
Total interest and other fees	$0.2
Weighted average interest rate(1)	55.4%
Effective interest rate (including fee amortization)(1)	81.8%
Average debt outstanding(1)	$1.1
Cash paid for interest and unused fees	$0.0
(1)	Calculated for the period from September 30, 2022, the date of the Credit Facility, through December 31, 2022.

Contractual Obligations

	Total	2023	2024	2025	2026	2027

	(in millions)
Commitment Facility payable	$80.6	$80.6	$—	$—	$—	$—
Credit Facility payable	—	—	—	—	—	—
Total	$80.6	$80.6	$—	$—	$—	$—

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2022, our off-balance sheet arrangements consisted of $36.3 million of unfunded commitments to provide debt financing to 22 of our portfolio companies. As of December 31, 2022, we had maintained sufficient liquidity (through cash on hand, our ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

Regulated Investment Company Status and Dividends

We qualify and intend to elect to qualify annually to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. So long as we qualify as a RIC, we will not be subject to U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders as dividends on a timely basis.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2022 we had no undistributed taxable income.

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

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service (the “IRS”), a publicly offered RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash, receive less than 20% of his or her entire distribution in cash.

If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these U.S. Treasury regulations or private letter rulings. However, we continue to monitor our liquidity position and the overall economy and will continue to assess whether it would be in our and our shareholders’ best interest to take advantage of the IRS rulings.

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

Subsequent Events

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2022:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	January 31, 2023	Red's All Natural, LLC	Premium frozen food manufacturer	$4,900,742	Senior Secured – First Lien
				$318,998	Equity

Credit Facilities

On February 1, 2023, the Company entered into a Fifth Amendment to Revolving Credit and Security Agreement (the “Fifth Amendment”) by and between the Company, as the borrower and Signature Bank, as the lender. The Fifth Amendment amends the Commitment Facility, as previously amended by the Fourth Amendment to Revolving Credit and Security Agreement dated September 7, 2022. The Fifth Amendment decreased the maximum commitment amount under the Commitment Facility from $100.0 million to $50.0 million on a committed basis and extended the maturity of the Commitment Facility from February 1, 2023 to December 31, 2023.

As of March 3, 2023, the outstanding balance under the Commitment Facility was $45.0 million and the outstanding balance under the Credit Facility was $42.0 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised rates several times, most recently in February 2023, bringing the target for the federal funds rate to 4.5% - 4.75%, the highest since October 2007 As of December 31, 2022, 100% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR or the SOFR, which are indexed to 30-day or 90-day LIBOR or SOFR rates, subject to an interest rate floor. As of December 31, 2022, the weighted average interest rate floor on our floating rate loans was 1.14%.

Assuming that the Statements of Assets and Liabilities as of December 31, 2022 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$3.1	$(1.1)	$2.0
Up 150 basis points	2.3	(0.8)	1.5
Up 100 basis points	1.6	(0.6)	1.0
Up 50 basis points	0.8	(0.3)	0.5
Down 50 basis points	(0.8)	0.3	(0.5)
Down 100 basis points	(1.6)	0.6	(1.0)
Down 150 basis points	(2.3)	0.8	(1.5)
Down 200 basis points	(3.1)	1.1	(2.0)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of December 31, 2022, the three month LIBOR rate was 477 basis points and the three month SOFR rate was 460 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 0 bps and 25 bps SOFR floors pursuant to the Commitment Facility and Credit Facility agreements, respectively.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the year ended December 31, 2022 and for the period from Inception to December 31, 2021, we did not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data

STELLUS PRIVATE CREDIT BDC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders

Stellus Private Credit BDC

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Private Credit BDC (a Delaware corporation) and subsidiaries (the “Company”) including the consolidated schedule of investments as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets and cash flows for the period ended December 31, 2022 and for the period from inception (December 7, 2021) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the period ended December 31, 2022 and for the period from inception (December 7, 2021) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2022, by correspondence with portfolio companies or agents, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas
March 3, 2023

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $158,022,677)	$157,504,755		$—
Cash and cash equivalents	15,469,823		—
Interest receivable	1,030,274		—
Expense reimbursement receivable from the Advisor	165,638		—
Deferred offering costs	54,394		139,570
Related party receivable	9,620		—
Prepaid expenses	133,004		93,648
Receivable for sales and repayments of investments	26,996		—
Total Assets	$174,394,504		$233,218
LIABILITIES
Credit Facilities payable	$79,448,134		$—
Short-term loan payable	11,250,000		—
Dividends payable	1,809,533		—
Due to affiliate	—		460,085
Unearned revenue	539,634		—
Income incentive fee payable	328,196		—
Interest payable	563,241		—
Administrative services payable	66,064		—
Trustees' fees payable	—		42,000
Income tax payable	7,471		—
Other accrued expenses and liabilities	119,274		263,978
Total Liabilities	$94,131,547		$766,063
Commitments and contingencies (Note 7)
Net Assets	$80,262,957		$(532,845)
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 5,483,433 issued and outstanding as of December 31, 2022)	$54,834		$—
Paid-in capital	80,950,845		—
Total distributable loss	(742,722)		(532,845)
Net Assets	$80,262,957		$(532,845)
Total Liabilities and Net Assets	$174,394,504		$233,218
Net Asset Value Per Share	$14.64	$	N/A

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the period from
	year ended	Inception through
	December 31, 2022	December 31, 2021
INVESTMENT INCOME
Interest income	$7,804,783		$—
Other income	152,173		—
Total Investment Income	$7,956,956		$—
OPERATING EXPENSES
Management fees	$1,335,054		$—
Income incentive fees	686,398		—
Professional fees	447,045		70,800
Organization costs	90,184		416,553
Amortization of deferred offering costs	240,152		—
Administrative services expenses	226,489		—
Trustees' fees	158,000		42,000
Insurance expense	82,045		—
Valuation fees	5,519		—
Interest expense and other fees	2,312,701		—
Income tax expense	7,471		—
Other general and administrative expenses	120,343		3,492
Total Operating Expenses	$5,711,401		$532,845
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	$(1,952,196)		$—
Net Operating Expenses	$3,759,205		$532,845
Net Investment Income	$4,197,751		$(532,845)
Net realized gain on foreign currency translation	$1,950		$—
Net change in unrealized depreciation on non-controlled non-affiliated investments	(538,883)		—
Net change in unrealized appreciation on foreign currency translations	20,961		—
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,681,779		$(532,845)
Net Investment Income Per Share – basic and diluted	$1.08	$	N/A
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.95	$	N/A
Weighted Average Shares of Common Shares of Beneficial Interest Outstanding – basic and diluted	3,869,643		N/A
Distributions Per Share – basic and diluted	$1.11	$	N/A

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	loss	Net Assets
Balances at December 31, 2020	—	$—	$—	$—	$—
Net investment loss	—	—	—	(532,845)	(532,845)
Balances at December 31, 2021	—	$—	$—	$(532,845)	$(532,845)
Net investment income	—	—	—	4,197,751	4,197,751
Net realized gain on foreign currency translation	—	—	—	1,950	1,950
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(538,883)	(538,883)
Net change in unrealized appreciation on foreign currency translations	—	—	—	20,961	20,961
Return of capital and other tax related adjustments	—	—	(388,214)	388,214	—
Distributions from net investment income	—	—	—	(4,279,870)	(4,279,870)
Issuance of common shares of beneficial interest	5,483,433	54,834	81,339,059	—	81,393,893
Balances at December 31, 2022	5,483,433	$54,834	$80,950,845	$(742,722)	$80,262,957

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
	For the	from Inception
	year ended	through
	December 31, 2022	December 31, 2021
Cash flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$3,681,779	$(532,845)
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(168,326,016)	—
Proceeds from sales and repayments of investments	10,474,408	—
Net change in unrealized depreciation on investments	538,883	—
Net change in unrealized appreciation foreign currency translations	(20,961)	—
Amortization of premium and accretion of discount, net	(198,065)	—
Amortization of loan structure fees	478,626	—
Amortization of deferred offering costs	240,152	—
Changes in other assets and liabilities
Increase in interest receivable	(1,030,274)	—
Increase in deferred offering costs	—	(139,570)
Increase in related party receivable	(9,620)	—
Increase in expense reimbursements receivable from the Advisor	(165,638)	—
Increase in prepaid expenses	(39,356)	(93,648)
(Decrease) increase in due to affiliate	(460,085)	460,085
Increase in professional fees payable	—	263,978
(Decrease) increase in trustees' fees payable	(42,000)	42,000
Increase in administrative services payable	66,064	—
Increase in interest payable	563,241	—
Increase in income incentive fees payable	328,196	—
Increase in unearned revenue	539,634	—
Increase in income tax payable	7,471	—
Decrease in other accrued expenses and liabilities	(144,704)	—
Net Cash Used in Operating Activities	$(153,518,265)	$—
Net Cash Provided from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$81,393,893	$—
Offering costs paid for common shares of beneficial interest issued	(154,976)	—
Stockholder distributions paid	(2,470,337)	—
Borrowings under Credit Facilities	124,762,500	—
Repayments of Credit Facilities	(44,147,500)	—
Financing costs paid on Credit Facilities	(1,645,492)	—
Short-term loan borrowings	11,250,000	—
Net Cash Provided by Financing Activities	$168,988,088	$—
Net Increase in Cash and Cash Equivalents	$15,469,823	$—
Cash and Cash Equivalents Balance at Beginning of period	—	—
Cash and Cash Equivalents Balance at End of Period	$15,469,823	$—
Supplemental and Non-Cash Activities
Cash paid for interest expense	$1,270,834	$—
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	43,893	—
Increase in dividends payable	1,809,533	—

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
AIP ATCO Buyer, LLC	(4)							Sterling Heights, MI
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.31%	5/17/2022	5/17/2028	Automotive	$8,845,526	$8,682,015	$8,801,298	10.97%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	10.93%	5/17/2022	5/17/2028		810,347	810,347	806,295	1.00%
Total										$9,492,362	$9,607,593	11.97%
Archer Systems, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.92%	8/11/2022	8/11/2027	Services: Business	$9,727,427	$9,545,572	$9,581,515	11.94%
CF Arch Holdings LLC Class A Units		Equity				8/10/2022			496,967	496,967	527,885	0.66%
Total										$10,042,539	$10,109,400	12.60%
Axis Portable Air, LLC	(4)							Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.48%	3/22/2022	3/22/2028	Capital Equipment	$1,509,146	$1,482,068	$1,501,600	1.87%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.48%	3/22/2022	3/22/2028		1,344,512	1,331,735	1,337,789	1.67%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.48%	11/3/2022	3/22/2028		2,195,122	2,195,122	2,184,146	2.72%
Axis Air Parent, LLC Preferred Units		Equity				3/22/2022			1,527	152,661	236,215	0.29%
Total										$5,161,586	$5,259,750	6.55%
Baker Manufacturing Company, LLC								Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	10.75%	7/5/2022	7/5/2027	Capital Equipment	$6,169,082	$6,053,037	$6,076,546	7.57%
BSC Blue Water Holdings, LLC Series A Units		Equity				7/5/2022			330,978	330,978	262,680	0.33%
Total										$6,384,015	$6,339,226	7.90%
BDS Solutions Intermediateco, LLC	(4)							Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.71%	2/24/2022	2/7/2027	Retail	$4,679,065	$4,638,875	$4,608,879	5.74%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.71%	6/24/2022	2/7/2027		455,829	451,673	448,992	0.56%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%	2/24/2022	2/7/2027		236,828	236,828	233,276	0.29%
Total										$5,327,376	$5,291,147	6.59%
BLP Buyer, Inc.	(4)							Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.49%	2/1/2022	2/1/2027	Capital Equipment	$2,778,445	$2,731,359	$2,708,984	3.38%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.21%	10/3/2022	2/1/2027		1,278,711	1,248,201	1,246,743	1.55%
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	11.08%	12/8/2022	2/1/2027		4,852,763	4,709,383	4,731,444	5.89%
Revolver	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%	2/1/2022	2/1/2027		139,482	139,482	135,995	0.17%
BL Products Parent, L.P. Class A Units		Equity				2/1/2022			339,326	339,326	346,544	0.43%
Total										$9,167,751	$9,169,710	11.42%
COPILOT Provider Support Services, LLC	(4)							Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.23%	11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,509,802	$9,321,496	$9,321,496	11.61%
QHP Project Captivate Blocker, Inc. Common Stock		Equity				11/22/2022			8	544,779	544,779	0.68%
Total										$9,866,275	$9,866,275	12.29%
Curion Holdings, LLC	(4)							Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.98%	7/29/2022	7/29/2027	Services: Business	$3,542,772	$3,476,632	$3,454,203	4.30%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.98%	7/29/2022	7/29/2027		893,121	893,121	870,793	1.08%
SP CS Holdings LLC Class A Units		Equity				7/29/2022			343,529	343,529	274,144	0.34%
Total										$4,713,282	$4,599,140	5.72%
Exigo, LLC	(4)							Dallas, TX
Term Loan	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.13%	3/16/2022	3/16/2027	Software	$4,001,839	$3,949,517	$3,941,811	4.91%
Revolver	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.13%	3/16/2022	3/16/2027		47,642	47,642	46,927	0.06%
Gauge Exigo Coinvest, LLC Common Units		Equity				3/16/2022			168,003	168,003	151,768	0.19%
Total										$4,165,162	$4,140,506	5.16%
Florachem Corporation	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	3M LIBOR+6.50%	1.00%	11.23%	4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,258,510	$1,235,422	$1,233,340	1.54%
SK FC Holdings, L.P. Class A Units		Equity				4/29/2022			161	161,283	162,513	0.20%
Total										$1,396,705	$1,395,853	1.74%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Heartland Business Systems, LLC	(4)							Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.79%	8/26/2022	8/26/2027	Services: Business	$3,202,660	$3,142,195	$3,154,620	3.93%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.91%	8/26/2022	8/26/2027		1,658,076	1,641,495	1,633,205	2.03%
AMCO HBS Holdings, LP Class A Units		Equity				8/26/2022			1,570	157,008	243,972	0.30%
Total										$4,940,698	$5,031,797	6.26%
Heat Makes Sense Shared Services, LLC	(4)							Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.50%	0.75%	9.63%	7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,480,115	$7,334,957	$7,367,913	9.18%
Revolver	(5)	First Lien	6M SOFR+5.50%	0.75%	10.37%	7/1/2022	7/1/2028		295,410	295,410	290,979	0.36%
Ishtar Co-Invest-B LP Partnership Interests		Equity				7/1/2022			298,251	298,251	340,070	0.42%
Oshun Co-Invest-B LP Partnership Interests		Equity				7/1/2022			85,213	85,213	97,162	0.12%
Total										$8,013,831	$8,096,124	10.08%
HV Watterson Holdings, LLC	(4)							Schaumburg, IL
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026	Services: Business	$8,159,862	$8,091,364	$7,915,066	9.86%
Revolver	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026		198,642	198,642	192,683	0.24%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026		198,201	196,345	192,255	0.24%
Total										$8,486,351	$8,300,004	10.34%
Inoapps Bidco, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.19%	2/15/2022	2/15/2027	High Tech Industries	$5,664,137	$5,567,760	$5,550,854	6.92%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.19%	2/15/2022	2/15/2027		2,365,987	2,344,107	2,318,667	2.89%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity				2/15/2022			512,365	543,572	529,959	0.66%
Total										$8,455,439	$8,399,480	10.47%
International Designs Group LLC								Farmingville, NY
International Designs Holdings LLC Common Units		Equity				4/1/2022		Construction & Building	$455,341	$455,341	$444,895	0.55%
Total										$455,341	$444,895	0.55%
Lightning Intermediate II, LLC	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.54%	6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$6,078,133	$5,967,985	$5,895,789	7.35%
Gauge Vimergy Coinvest, LLC Units		Equity				6/6/2022			178	178,347	133,477	0.17%
Total										$6,146,332	$6,029,266	7.52%
MacKenzie-Childs Acquisition, Inc.	(4)							Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.73%	9/2/2022	9/2/2027	Consumer Goods: Durable	$9,378,542	$9,245,162	$9,237,863	11.51%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	10.73%	9/2/2022	9/2/2027		1,331,608	1,331,608	1,311,634	1.63%
MacKenzie-Childs Investment, LP Partnership Interests		Equity				9/2/2022			311,482	311,482	285,502	0.36%
Total										$10,888,252	$10,834,999	13.50%
Madison Logic Holdings, Inc.	(4)							New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	11.58%	12/30/2022	12/30/2027	Media: Broadcasting & Subscription	$4,756,819	$4,614,114	$4,614,114	5.75%
Total										$4,614,114	$4,614,114	5.75%
Microbe Formulas LLC	(4)							Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%	4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$4,433,420	$4,393,532	$4,389,086	5.47%
Total										$4,393,532	$4,389,086	5.47%
Monitorus Holding, LLC	(4)(6)							London, UK
Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	11.73%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,119,464	$6,064,112	$6,058,269	7.54%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	11.73%	5/24/2022	5/24/2027		€3,585,699	3,619,085	3,582,895	4.45%
Sapphire Aggregator S.a r.l. Class A Shares		Equity				9/1/2022			1,635,819	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class B Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class C Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class D Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class E Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class F Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class G Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class H Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class I Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Total										$9,977,695	$9,971,437	12.44%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Onpoint Industrial Services, LLC								Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	11.58%	11/16/2022	11/16/2027	Services: Business	$6,805,027	$6,670,604	$6,670,604	8.31%
Spearhead TopCo, LLC Class A Units		Equity				11/16/2022			335,499	335,499	335,499	0.42%
Total										$7,006,103	$7,006,103	8.73%
Pearl Media Holdings, LLC	(4)							Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.98%	8/31/2022	8/31/2027	Consumer Goods: Durable	$2,671,239	$2,620,622	$2,617,814	3.26%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	10.93%	8/31/2022	8/31/2027		232,258	232,258	227,613	0.28%
Total										$2,852,880	$2,845,427	3.54%
Peltram Plumbing Holdings, LLC	(4)							Auburn, WA
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	10.98%	2/1/2022	12/30/2026	Construction & Building	$6,995,815	$6,892,968	$6,750,961	8.41%
Total										$6,892,968	$6,750,961	8.41%
Service Minds Company, LLC	(4)							Bradenton, FL
Term Loan	(5)	First Lien	1M LIBOR+5.00%	1.00%	9.29%	2/7/2022	2/7/2028	Services: Consumer	$2,409,325	$2,367,173	$2,349,092	2.93%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	9.44%	2/7/2022	2/7/2028		193,976	193,976	189,127	0.24%
Delayed Draw Term Loan	(5)	First Lien	1M LIBOR+5.00%	1.00%	9.29%	2/7/2022	2/7/2028		531,687	526,873	518,395	0.65%
Total										$3,088,022	$3,056,614	3.82%
Tilley Distribution, Inc.	(4)							Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	10.14%	4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$6,000,285	$5,922,488	$5,790,275	7.21%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	10.14%	4/1/2022	12/31/2026		171,578	171,578	165,573	0.21%
Total										$6,094,066	$5,955,848	7.42%
Total Non-controlled, non-affiliated investments										$158,022,677	$157,504,755	196.24%
Net Investments										$158,022,677	$157,504,755	196.24%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(77,241,798)	(96.24)%
NET ASSETS											$80,262,957	100.00%
(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(4)	At December 31, 2022, the Company had the following outstanding revolver and delayed draw term loan commitments which total $36,293,611:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
AIP ATCO Buyer, LLC	Revolver	$810,347	0.50%	May 17, 2028
Archer Systems, LLC	Revolver	1,025,607	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	1,920,732	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	550,893	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	241,966	0.50%	February 1, 2027
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Curion Holdings, LLC	Revolver	382,766	0.50%	July 29, 2027
Curion Holdings, LLC	Delayed Draw Term Loan	3,879,736	0.50%	July 29, 2027
Exigo, LLC	Revolver	190,568	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	1,028,732	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,871,955	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	986,571	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	4,974,229	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	1,181,639	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	1,042,869	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	474,383	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	204,863	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monitorus Holding, LLC	Revolver	€1,251,514	0.50%	May 24, 2027
Pearl Media Holdings, LLC	Revolver	464,515	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	883,310	0.50%	December 30, 2026
Service Minds Company, LLC	Revolver	452,611	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	1,121,632	1.00%	February 7, 2028
Tilley Distribution, Inc.	Revolver	814,993	0.50%	December 31, 2026
(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.3% of the Company’s total assets as of December 31, 2022.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducting organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies ("ASC Topic 946"). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company qualifies and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company, that is a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital”) and an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. Stellus Capital serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As of December 31, 2022, the Company has issued a total of 5,480,483 common shares of beneficial interest in connection with draw downs of $75,000,000 of capital commitments and share purchases of $6,350,000 from investors through an immediate share issuance subscription agreement for total contributed capital of $81,350,000.

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

As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2022, our asset coverage ratio was 200%.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP and pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the periods included herein. Certain reclassifications have been made to certain prior period balances to conform with current presentation.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Cash and Cash Equivalents

As of December 31, 2022, cash balances totaling $4,988 did not exceed Federal Deposit Insurance Corporation insurance protection levels of $250,000.

As of December 31, 2022, the Company held $15,464,835 of cash equivalents, $12,500,000 of which was held in 10-day maturity U.S. Treasury Bills. The U.S. Treasury Bills were purchased using $1,000,000 margin cash and proceeds from a $11,500,000 short-term loan from Raymond James Financial Inc., accruing interest at an annual rate of approximately 6.50%. For the year ended December 31, 2022, the Company incurred interest expense of $29,563, related to the short-term loan. Cash equivalents are carried at cost, which approximates fair value.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. The COVID-19 pandemic may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals to fulfill short-term liquidity needs. The Company works with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. During the year ended December 31, 2022, no interest deferrals have been made related to COVID-19 or otherwise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Investments

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC has rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. While our Board of Trustees has not elected to designate the Advisor as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost, plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist us in its valuation. Because the Company expects that there will not be a readily available market quotation for many of the investments in its portfolio, the Company expects to value most of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

A presentation of the interest income we have received from portfolio companies for the year ended December 31, 2022 is as follows:

For the
year ended
December 31, 2022
Loan interest	$7,288,643
Fee amortization income(1)	407,489
Fee income acceleration(2)	108,651
Total Interest Income	$7,804,783
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

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

U.S. Federal Income Taxes

The Company qualifies and intends to elect to be treated as a RIC under Subchapter M of the Code, and to operate in a manner to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2022, the Company estimates that it has $186,776 of undistributed taxable income that was carried forward toward distributions to be paid in 2023.

Current income tax expense for the year ended December 31, 2022 of $7,471 is related to federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of December 31, 2022, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the year ended December 31, 2022.

The Taxable Subsidiary is a direct wholly-owned subsidiary of the Company that has elected to be a treated as a corporation for U.S. federal income tax purposes, and as a result, the income of the Taxable Subsidiary is subject to U.S. federal income tax at corporate rates. The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies that are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source-of-income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

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

For the year ended December 31, 2022, the Company had no deferred tax assets or liabilities.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Distributable Earnings

The components that make up total distributable loss on the Statements of Assets and Liabilities as of December 31, 2022 is as follows:

	December 31, 2022	December 31, 2021
Accumulated net realized gain from investments	$1,950	$—
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents	(538,883)	—
Net unrealized appreciation on foreign currency translations	20,961	—
Accumulated undistributed net investment loss	(226,750)	(532,845)
Total distributable loss	$(742,722)	$(532,845)

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate, such as SOFR (as defined below), if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in February 2022 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2022.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the year ended December 31, 2022, the Company accrued management fees of $1,335,054, all of which have been waived. The base management fees that have been waived by the Advisor are not subject to recoupment. The base management fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

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

December 31, 2022

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

For the year ended December 31, 2022, the Company accrued income incentive fees of $686,398. As of December 31, 2022, $228,800 of Income Incentive Fees accrued were waived pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange and $21,644 of Income Incentive Fees accrued but not paid by the Company were deferred pursuant to the Cumulative Pre-Incentive Fee Net Return limitation and are not currently payable. The income-based incentive fees that have been waived by the Advisor are not subject to recoupment.

Capital Gains Incentive Fee. The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), is equal to, prior to any listing of our shares on a national securities exchange, 10.0% and, subsequent to an listing of our shares on a national securities exchange, 15% of our cumulative aggregate realized capital gains from Inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains based incentive fees that have been waived prior to any listing of our shares on a national securities exchange by the Advisor are not subject to recoupment.

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

For the year ended December 31, 2022, the Company did not accrue any Capital Gains Incentive Fee.

Expense Support and Conditional Reimbursement

The Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of its total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; U.S. federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers.

For the year ended December 31, 2022, the Company recorded expense reimbursements of $388,342.

Reimbursements made by the Advisor with respect to the Company, with the exception of management fee waivers, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such waivers and/or reimbursements occurred.

For the year ended December 31, 2022, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025

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

For the year ended December 31, 2022 and for the period from Inception to December 31, 2021, the Company recorded an expense relating to trustees’ fees of $158,000 and $42,000. As of December 31, 2022 and 2021, $0 and $42,000 in fees were payable to the Company’s trustees, respectively.

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

December 31, 2022

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the year ended December 31, 2022, the Company recorded expenses of $140,534, relating to the Administration Agreement. As of December 31, 2022, $51,737 remained payable to Stellus Capital under the Administration Agreement.

Indemnifications

Under the Advisory Agreement, the Advisor has not assumed any responsibility to the Company other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. Under the Advisory Agreement, the Advisor, its officers, members and personnel, and any person controlling or controlled by the Advisor will not be liable to the Company, any of its subsidiaries, its trustees, its shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to the Company under the Advisory Agreement. In addition, as part of the Advisory Agreement, the Company has agreed to indemnify the Advisor and each of its officers, trustees, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with the Advisor, from and against any claims, damages, liabilities, costs and expenses, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the Company’s business and operations or any action taken or omitted on the Company’s behalf pursuant to authority

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

granted by the Advisory Agreement or otherwise as the Company's investment adviser, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account.

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

For the year ended December 31, 2022, the Company has declared aggregate distributions of $0.87 per share on its common shares of beneficial interest. The distributions per share on a weighted average share basis in the Consolidated Statement of Operations includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

The Company has declared aggregate distributions of $0.87 per share on its common shares of beneficial ownership since Inception:

Date Declared	Record Date	Payment Date	Per Share
Fiscal 2022
August 4, 2022	August 11, 2022	August 31, 2022	$0.21
November 3, 2022	November 4, 2022	November 10, 2022	$0.33
December 27, 2022	December 30, 2022	January 13, 2023	$0.33
Total			$0.87

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and the Company's transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the Company's transfer agent and registrar in writing at least 5 business days prior to the distribution date fixed by the Board for such dividend. If such notice is received by the Plan Administrator and the Company’s transfer agent and registrar less than 5 business days prior to the relevant distribution date, then that dividend will be paid in the form of Common Shares and any subsequent dividends will be paid in cash.

The Company issued 2,950 common shares through the DRIP for the year ended December 31, 2022.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

On January 31, 2022, the Company completed an initial closing of capital commitments and received an aggregate capital commitment of $226,687,500. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 for total aggregate proceeds of $35,000,000. As of December 31, 2022, the Company had $233,037,500 in capital commitments, of which $151,687,500 remain undrawn.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

As of December 31, 2022, the Company has issued a total of 5,483,433 common shares of beneficial interest in connection with draw downs of $75,000,000 of capital commitments, share purchases of $6,350,000 from investors through an immediate share issuance subscription agreement, and $43,893 from dividend reinvestments for total contributed capital of $81,393,893.

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,565	—	39,565	14.90
Total		5,483,433	$81,372,831	$21,062	$81,393,893
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2022, in the amount of $388,214, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net decrease in net assets resulting from operations per common share of beneficial interest for the years ended December 31, 2022 and 2021.

	For the	For the
	year ended	year ended
	December 31, 2022	December 31, 2021
Net increase (decrease) in net assets resulting from operations	$3,681,779	$(532,845)
Weighted average common shares of beneficial interest	3,869,643	N/A
Net increase from operations per share	$0.95	$ N/A

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

At December 31, 2022, the Company had investments in 25 portfolio companies. The total cost and fair value of the investments were $158,022,677, and $157,504,755, respectively. The composition of our investments as of December 31, 2022 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$152,825,940	$152,257,418
Equity	5,196,737	5,247,337
Total Investments	$158,022,677	$157,504,755
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 3.9% of our portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2022, the Company had 22 of such investments with aggregate unfunded commitments of $36,293,611. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

The aggregate gross unrealized depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as December 31, 2022 was as follows:

December 31, 2022
Aggregate cost of portfolio company securities	$158,022,677
Gross unrealized appreciation of portfolio company securities	550,229
Gross unrealized depreciation of portfolio company securities	(1,089,112)
Gross unrealized appreciation on foreign currency translation	20,961
Aggregate fair value of portfolio company securities	$157,504,755

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2022 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien(1)	$—	$—	$152,257,418	$152,257,418
Equity	—	—	5,247,337	5,247,337
Total Investments	$—	$—	$157,504,755	$157,504,755

The aggregate values of Level 3 portfolio investments change during the year ended December 31, 2022 were as follows:

	Senior Secured
	Loans-First
	Lien	Equity	Total
Fair value at beginning of period	$—	$—	$—
Purchases of investments	163,129,279	5,196,737	168,326,016
Sales and Redemptions	(10,501,404)	—	(10,501,404)
Change in unrealized (depreciation) appreciation on investments included in earnings	(568,522)	29,639	(538,883)
Change in unrealized appreciation on foreign currency translation included in earnings	—	20,961	20,961
Amortization of premium and accretion of discount, net	198,065	—	198,065
Fair value at end of period	$152,257,418	$5,247,337	$157,504,755

There were no Level 3 transfers during the year ended December 31, 2022.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,689,874	$41,670,626	26.46%
Florida	25,824,710	25,639,155	16.28%
New York	23,971,538	23,990,132	15.23%
Illinois	13,199,633	12,899,144	8.19%
United Kingdom	9,977,695	9,971,437	6.33%
Michigan	9,492,362	9,607,593	6.10%
Washington	6,892,968	6,750,961	4.29%
Indiana	6,384,015	6,339,226	4.02%
Maryland	6,094,066	5,955,848	3.78%
Arizona	5,161,586	5,259,750	3.34%
Wisconsin	4,940,698	5,031,797	3.19%
Idaho	4,393,532	4,389,086	2.79%
	$158,022,677	$157,504,755	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$35,188,973	$35,046,444	22.25%
Capital Equipment	20,713,352	20,768,686	13.19%
Consumer Goods: Non-Durable	18,553,695	18,514,476	11.75%
Consumer Goods: Durable	13,741,132	13,680,426	8.69%
Media: Diversified & Production	9,977,695	9,971,437	6.33%
Healthcare & Pharmaceuticals	9,866,275	9,866,275	6.26%
Automotive	9,492,362	9,607,593	6.10%
High Tech Industries	8,455,439	8,399,480	5.33%
Chemicals, Plastics, & Rubber	7,490,771	7,351,701	4.67%
Construction & Building	7,348,309	7,195,856	4.57%
Retail	5,327,376	5,291,147	3.36%
Media: Broadcasting & Subscription	4,614,114	4,614,114	2.93%
Software	4,165,162	4,140,506	2.63%
Services: Consumer	3,088,022	3,056,614	1.94%
	$158,022,677	$157,504,755	100.00%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2022:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$152,257,418	Income/Market	HY credit spreads,	-0.09% to 1.72% (1.06%)
		approach(2)	Risk free rates	0.63% to 2.87% (1.47%)
			Market multiples	5.2x to 15.1x (10.0x)(4)

Equity investments	$5,247,337	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	5.5x to 22.1x (10.4x)
	$157,504,755
(1)	Weighted average based on fair value as of December 31, 2022.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed, and the valuation date ranged from -0.09% (-9 basis points) to 1.72% (172 basis points). The average of all changes was 1.06% (106 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

As of December 31, 2022, the Company had $36,293,611 in unfunded debt commitments to 22 existing portfolio companies. As of December 31, 2022, we maintained sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the period from
Commencement of
Operations through
December 31, 2022
Per Share Data:(1)
Net asset value at beginning of period(2)	$14.77
Net investment income	1.08
Change in unrealized depreciation on investments	(0.14)
Change in unrealized appreciation on foreign currency translations	0.01
Total from operations	$0.95
Stockholder distributions from:
Net investment income	(1.11)
Other(3)	0.03
Net asset value at end of period	$14.64
Total return based on market value(4)	6.6%
Weighted average shares outstanding	3,869,643
Ratio/Supplemental Data:
Net assets at end of period	$80,262,957
Weighted average net assets	$57,527,650
Annualized ratio of net operating expenses to weighted average net assets(5)(6)	6.87%
Annualized ratio of interest expense and other fees to weighted average net assets(6)	4.39%
Annualized ratio of net investment income to weighted average net assets(5)(6)	4.50%
Portfolio turnover(7)	13.88%
Credit Facilities payable	$80,615,000
Short-term loan payable	$11,250,000
Asset coverage ratio(8)	2.00x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	The initial offering price of $15.00 per share less $0.23 per share of organization costs.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(5)	Net of 3.75% from expenses reimbursed and fees waived by the Advisor.
(6)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., organization costs of $3,534 for the period from Commencement of Operations through December 31, 2022).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(7)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(8)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

NOTE 9 — CREDIT FACILITIES

Commitment Facility

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank as subsequently amended (the “Commitment Facility”). On May 5, 2022, the Company entered into a First Amendment to Revolving Credit and Security Agreement (the “First Amendment”) by and between the Company, as the borrower and Signature Bank as the lender. The First Amendment increased the maximum commitment amount under the Commitment Facility from $50,000,000 to $75,000,000 on a committed basis. On June 17, 2022, the Company entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) by and between the Company, as the borrower and Signature Bank, as the lender. The Second Amendment increased the maximum commitment amount under the Commitment Facility from $75,000,000 to $100,000,000 on a committed basis. The Commitment Facility was further amended by the Third Amendment to Revolving Credit and Security Agreement, dated July 19, 2022, and the Fourth Amendment to Revolving Credit and Security Agreement, dated September 7, 2022. Borrowings under the Commitment Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i)  one-month Term SOFR plus 1.80% plus a credit spread adjustment of 0.10% subject to a zero percent floor (ii) daily simple SOFR plus 1.80% plus a credit spread adjustment of 0.10% or (iii) (a) an alternate base rate based on the greatest of (I) the Prime Rate, (II) Federal Funds Rate plus 0.50% and (III) one-month Term SOFR plus 1.80%, minus (b) 0.80%. Interest is payable monthly in arrears. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 1, 2023.

The Company's obligations to the lenders under the Commitment Facility are secured by investors' uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.00. As of December 31, 2022, the Company was in compliance with these covenants.

As of December 31, 2022, $80,615,000 was outstanding under the Commitment Facility. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred loan structure fees of $451,457 in connection with the current Commitment Facility, which are being amortized over the life of the facility. As of December 31, 2022, $44,678 of such prepaid loan structure fees had yet to be amortized. These prepaid loan structure fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

The following is a summary of the Commitment Facility, net of prepaid loan structure fees:

December 31,
2022
Commitment Facility payable	$80,615,000
Prepaid loan structure fees	(44,678)
Commitment Facility payable, net of prepaid loan structure fees	$80,570,322

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the year ended December 31, 2022:

For the
year ended
December 31, 2022
Interest expense	$1,653,774
Loan structure fees amortization	406,779
Total interest and other fees	$2,060,553
Weighted average interest rate(1)	4.9%
Effective interest rate (including fee amortization)(1)	6.0%
Average debt outstanding(1)	$37,222,440
Cash paid for interest and unused fees	$1,237,868
(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through December 31, 2022.

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement, as amended, that was amended on December 9, 2022 with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the "Credit Facility", and together with the Commitment Facility, the "Credit Facilities"). The September 2022 Credit Facility provides for borrowings up to a maximum of $130,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

The Credit Facility bears interest, subject to the Company’s election, on a per annum basis equal to (i) Term SOFR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus a credit spread adjustment (0.10% for one-month Term SOFR and 0.15% for three-month Term SOFR), subject to a 0.25% floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate, which is subject to a 3.00% floor, based on the highest of (a) the Prime Rate, (b) Federal Funds Rate plus 0.50% and (c) one-month Term SOFR plus a credit spread adjustment of 0.10% (subject to a 0.25% floor), plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 30, 2026, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 30, 2027.

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2022, the Company was in compliance with these covenants.

As of December 31, 2022, there was no outstanding balance under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,194,035 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of December 31,

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

2022, $1,122,188 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

December 31,
2022
Credit Facility payable	$—
Prepaid loan structure fees	(1,122,188)
Credit Facility payable, net of prepaid loan structure fees	$(1,122,188)

Interest is paid monthly or quarterly in arrears based on the interest rate option selected. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the year ended December 31, 2022:

For the
year ended
December 31, 2022
Interest expense	$150,738
Loan structure fees amortization	71,847
Total interest and other fees	$222,585
Weighted average interest rate(1)	55.4%
Effective interest rate (including fee amortization)(1)	81.8%
Average debt outstanding(1)	$1,068,253
Cash paid for interest and unused fees	$7,575
(1)	Calculated for the period from September 30, 2022, the date of the Credit Facility, through December 31, 2022.

NOTE 10 — INCOME TAXES

As of December 31, 2022, the Company had $277,935 of undistributed ordinary income.(1) Undistributed capital gains and undistributed qualified dividends were both $0 for the year ended December 31, 2022. All of the undistributed ordinary income as of December 31, 2022 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2022. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $7,471 of U.S. federal excise tax for the tax year ended December 31, 2022. See Note 1 for further discussion of tax expense in each year.

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2022 was as follows:

December 31, 2022
Ordinary income	$4,279,870
Total distributions paid to common stockholders	$4,279,870
(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $0 as of December 31, 2022 differs from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain prepayment gains are characterized differently for tax reporting purposes.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the year ended December 31, 2022:

2022
Net increase in net assets resulting from operations (includes net investment income, realized gain (loss), unrealized appreciation (depreciation) and taxes)	$3,681,779
Net change in unrealized depreciation	517,922
Pre-tax expense, loss reported at Taxable Subsidiary, not consolidated for tax purposes	35,596
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	322,508
Estimated taxable income	$4,557,805
Taxable income earned prior to period end and carried forward	(277,935)
Total distributions accrued or paid to common stockholders	$4,279,870

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for U.S. federal income tax purposes as of December 31, 2022 were as follows:

2022
Aggregate cost of portfolio company securities	$158,022,677
Gross unrealized appreciation of portfolio company securities	550,229
Gross unrealized depreciation of portfolio company securities	(1,089,112)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	20,961
Aggregate fair value of portfolio company securities	$157,504,755

The Company has recorded a tax reclassification of stockholders’ equity in accordance with U.S. GAAP to reduce paid-in capital and increases distributable earnings (increasing accumulated undistributed investment income) for book to tax differences that it has determined to be permanent. For the year ended December 31, 2022, this reclassification was $388,214. The total adjustment on the Statement of Assets and Liabilities as of December 31, 2022 was $388,214. There was no such adjustment as of December 31, 2021.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2021 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE 11 — SENIOR SECURITIES

Information about the Company’s senior securities is shown in the following table for the year ended December 31, 2022.

	Outstanding		Involuntary
	Exclusive of	Asset	Liquidating	Average
	Treasury	Coverage per	Preference	Market Value
Class and Year	Securities(1)	Unit(2)	per Unit(3)	per Unit(4)

	(In thousands, except per unit amounts)
Commitment Facility
Year ended December 31, 2022	$80,615	$2,000	—	N/A
Credit Facility
Year ended December 31, 2022	$—	$2,000	—	N/A
(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Average market value per unit for our Commitment Facility and Credit Facility are not applicable as these are not registered for public trading.

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2022:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	January 31, 2023	Red's All Natural, LLC	Premium frozen food manufacturer	$4,900,742	Senior Secured – First Lien
				$318,998	Equity

Credit Facilities

On February 1, 2023, the Company entered into a Fifth Amendment to the Revolving Credit and Security Agreement (the “Fifth Amendment”) by and between the Company, as the borrower and Signature Bank, as the lender. The Fifth Amendment amends the Commitment Facility, as previously amended by the Fourth Amendment to the Revolving Credit and Security Agreement dated September 7, 2022. The Fifth Amendment decreased the maximum commitment amount under the Commitment Facility from $100,000,000 to $50,000,000 on a committed basis and extended the maturity of the Commitment Facility from February 1, 2023 to December 31, 2023.

As of March 3, 2023, the outstanding balance under the Commitment Facility was $45,000,000 and the outstanding balance under the Credit Facility was $42,000,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the calendar year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our business and affairs are managed under the direction and oversight of the Board. The Board consists of five members, three of whom are not “interested persons” (“Independent Trustees”) as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”). Trustees who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Trustees.” The Board appoints the officers who serve at the discretion of the Board. The responsibilities of the Board include corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

The Declaration of Trust provides that a majority of the Board must be Independent Trustees except for a period of up to 60 days after the death, removal or resignation of an Independent Trustee pending the election of his or her successor. Each trustee will hold office until his or her successor is duly elected and qualified. While we do not intend to list the Common shares on any securities exchange, if any class of our shares is listed on a national securities exchange, the Board will be divided into three classes of trustees serving staggered terms of three years each.

The Board is responsible for the oversight of our investment, operational and risk management activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Advisor as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of our investments.

The Board has established an Audit Committee, which has the responsibilities discussed in greater detail below. Under our organizational documents, we are not required to hold annual shareholder meetings.

Robert T. Ladd, an Interested Trustee, serves as Chairman of the Board. The Board believes that it is in the best interests of investors for Mr. Ladd to lead the Board because his extensive knowledge of and experience in the financial services industry. The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual trustees in a manner that enhances effective oversight. The Board also believes that its small size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board.

Trustees

Name, Address and Age(1)	Position(s) held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Trustee	Other Trusteeships or Directorships Held by Trustee
Independent Trustees
J. Tim Arnoult, 73	Trustee	Retired	Trustee since 2021	2	Stellus Capital Investment Corporation(4)
Bruce R. Bilger, 71	Trustee	Retired; Senior Advisor, Lazard Freres & Co. LLC (through 2018)	Trustee since 2021	2	Stellus Capital Investment Corporation
William C. Repko, 73	Trustee	Retired	Trustee since 2021	2	Stellus Capital Investment Corporation Danaos Corporation
Interested Trustees(5)
Dean D’Angelo, 55	Trustee	Founding partner, SCM; Co-Head of SCM’s Private Credit strategy; Member of SCM investment committee	Trustee since 2021	2	Stellus Capital Investment Corporation
Robert T. Ladd, 66	Chairman, Chief Executive Officer, President and Trustee	Chairman of the Board, Chief Executive Officer and President of the Company; Chairman of the Board, Chief Executive Officer and President of SCIC; Managing Partner and Chief Investment Officer of SCM.	Trustee since 2021	2	Stellus Capital Investment Corporation Rice University Rice Management Company

(1) The address for each of our directors is c/o Stellus Private Credit BDC, 4400 Post Oak Parkway, Suite 2200, Houston, Texas 77027.

(2) Each trustee will hold office until his or her successor is duly elected and qualified.

(3) The term “Fund Complex” refers to (a) the Company and (b) Stellus Capital Investment Corporation (“SCIC), a business development company (“BDC”) whose adviser, Stellus Capital Management, LLC (“SCM”), is the majority-owner of our Advisor. Directors and officers who oversee the funds in the Fund Complex are noted.

(4) Stellus Capital Investment Corporation shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

(5) “Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. D’Angelo is an “interested person” because of his affiliation with SCM. Mr. Ladd is an “interested person” because of his affiliation with the Company and SCM.

Executive Officers Who Are Not Directors

The following information regarding the executive officers who are not trustees:

Name	Age	Position	Officer Since
W. Todd Huskinson	58	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2021

Trustee Biographies

Independent Trustees

J. Tim Arnoult has served as a member of our Board since 2021. Mr. Arnoult has also served as a member of the Board of Stellus Capital Investment Corporation since 2012. Mr. Arnoult has over 35 years of banking and financial services experience. From 1979 to 2006, Mr. Arnoult served in various positions at Bank of America, including its predecessors, including president of Global Treasury Services from 2005 – 2006, president of Global Technology and Operations from 2000 to 2005, president of Central U.S. Consumer and Commercial Banking from 1996 to 2000 and president of Global Private Banking from 1991 to 1996. Mr. Arnoult is also experienced in mergers and acquisitions, having been directly involved in significant transactions such as the mergers of NationsBank and Bank of America in

1998 and Bank of America and FleetBoston in 2004. Mr. Arnoult previously served on the board of directors of Cardtronics Inc. (NasdaqGM: CATM) and AgileCraft, LLC and has served on a variety of boards throughout his career, including the board of Visa USA before it became a public company. Mr. Arnoult holds a B.A. in Psychology and an M.B.A. from the University of Texas at Austin. We believe Mr. Arnoult’s extensive banking and financial services experience bring important and valuable skills to our Board.

Bruce R. Bilger has served as a member of our Board since 2021. Mr. Bilger has also served as a member of the Board of Stellus Capital Investment Corporation since 2012. Mr. Bilger has over 43 years of providing advice on mergers and acquisitions, financings, and restructurings, particularly in the energy industry. Mr. Bilger retired in March 2018 from his role as a senior advisor at Lazard Freres & Co. LLC, a leading investment bank, where he began in January 2008 as managing director, chairman and head of Global Energy, and co-head of the Southwest Investment Banking region. Prior to joining Lazard Freres & Co. LLC, Mr. Bilger was a partner at the law firm of Vinson & Elkins LLP, where he was head of its 400-plus-attorney Energy Practice Group and co-head of its 175-plus-attorney corporate and transactional practice. Mr. Bilger is or has been a board or committee member with numerous charitable and civic organizations, including the Greater Houston Partnership, the Greater Houston Community Foundation, Reasoning Mind, Positive Coaching Alliance, Houston Methodist Hospital, Texas Children’s Hospital, Asia Society Texas Center, St. Luke’s United Methodist Church, St. John’s School, Dartmouth College and the University of Virginia. Mr. Bilger graduated Phi Beta Kappa from Dartmouth College and has an M.B.A. and law degree from the University of Virginia. We believe Mr. Bilger’s extensive merger and acquisition, financing, and restructuring experience bring important and valuable skills to our Board.

William C. Repko has served as a member of our Board since 2021. Mr. Repko has also served as a member of the Board of Danaos Corporation (NYSE: DAC) since 2014 and Stellus Capital Investment Corporation since 2012. Mr. Repko has over 40 years of investing, finance and restructuring experience. Mr. Repko retired from Evercore Partners in February 2014, where he had served as a senior advisor, senior managing director and was a co-founder of the firm’s Restructuring and Debt Capital Markets Group since September 2005. Prior to joining Evercore Partners Inc., Mr. Repko served as chairman and head of the Restructuring Group at J.P. Morgan Chase, a leading investment banking firm, where he focused on providing comprehensive solutions to clients’ liquidity and reorganization challenges. In 1973, Mr. Repko joined Manufacturers Hanover Trust Company, a commercial bank, which after a series of mergers became part of J.P. Morgan Chase. Mr. Repko has been named to the Turnaround Management Association (TMA) –sponsored Turnaround, Restructuring and Distressed Investing industry Hall of Fame. Mr. Repko received his B.S. in Finance from Lehigh University. We believe Mr. Repko’s extensive investing, finance, and restructuring experience bring important and valuable skills to our Board.

Interested Trustees

Dean D’Angelo has served as a member of our Board since 2021. Mr. D’Angelo has also served as a member of the Board of Directors of Stellus Capital Investment Corporation since 2012. He is also a founding partner of Stellus Capital Management, and co-head of its Private Credit strategy and serves on its investment committee. He has over 25 years of experience in investment banking and principal investing. From August 2005 to January 2012, Mr. D’Angelo was a director in the Direct Capital Group at the D. E. Shaw group, a global investment and technology development firm. Prior to joining the D. E. Shaw group, Mr. D’Angelo was a principal of Allied Capital Corporation, a publicly-traded BDC, where he focused on making debt and equity investments in middle-market companies from May 2003 to August 2005. From September 2000 to April 2003, Mr. D’Angelo served as a principal of Duke Capital Partners, LLC, a merchant banking subsidiary of Duke Energy Corporation, where he focused on providing mezzanine, equity, and senior debt financing to businesses in the energy sector. From January 1998 to September 2000, Mr. D’Angelo was a product specialist for Banc of America Securities, LLC where he provided banking services to clients principally in the energy sector. Mr. D’Angelo began his career in the bankruptcy and consulting practice of Coopers & Lybrand L.L.P. in Washington, D.C. Mr. D’Angelo received his B.B.A. in accounting from The College of William and Mary, his M.A. in international economics and relations from The Paul H. Nitze School of Advanced International Studies at The Johns Hopkins University, and his M.B.A., with a concentration in finance, from the Wharton School of the University of

Pennsylvania. We believe Mr. D’Angelo’s extensive investment banking and principal investing experience bring important and valuable skills to our Board.

Robert T. Ladd has served as the Chairman of our Board and Chief Executive Officer and President since 2021. Mr. Ladd has also served as Chairman of the Board, Chief Executive Officer and President of Stellus Capital Investment Corporation since 2012. Mr. Ladd is the managing partner and Chief Investment Officer of the Advisor and Stellus Capital Management. Mr. Ladd has more than 40 years of investing, finance, and restructuring experience. Prior to joining Stellus Capital Management, he had been with the D. E. Shaw group, a global investment and technology development firm, where he led the D. E. Shaw group’s Direct Capital Group from February 2004 to January 2012. Prior to joining the D. E. Shaw group, Mr. Ladd served as the president of Duke Energy North America, LLC, a merchant energy subsidiary of Duke Energy Corporation, and president and chief executive officer of Duke Capital Partners, LLC, a merchant banking subsidiary of Duke Energy Corporation, from September 2000 to February 2004. From February 1993 to September 2000, Mr. Ladd was a partner of Arthur Andersen LLP where he last served as worldwide managing partner for Arthur Andersen’s corporate restructuring practice and U.S. managing partner for that firm’s corporate finance practice. Before joining Arthur Andersen, from June 1980 to February 1993, Mr. Ladd served in various capacities for First City Bancorporation of Texas, Inc., a bank holding company, and its subsidiaries, including serving as president of First City Asset Servicing Company, an asset management business and executive vice president for the Texas Banking Division. He serves as Chairman of the Board of Trustees of Rice University and is a board member of Rice Management Company which oversees Rice University’s endowment. He is a member of the Council of Overseers of the Jesse H. Jones Graduate School of Business of Rice University, as well as a member of the University of Texas Health Science Center Development Board and the University of Texas Medical School of Houston Advisory Council. Mr. Ladd received a B.A. in managerial studies and economics from Rice University, and an M.B.A. from The University of Texas at Austin, where he was a Sord Scholar and recipient of the Dean’s Award for Academic Achievement. We believe Mr. Ladd’s extensive investing, finance, and restructuring experience bring important and valuable skills to our Board.

Executive Officers Who Are Not Trustees

W. Todd Huskinson has served as our Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary since 2021. Mr. Huskinson has also served as the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Stellus Capital Investment Corporation since 2012. Mr. Huskinson is the Chief Compliance Officer and Chief Financial Officer of the Advisor and Stellus Capital Management. Additionally, Mr. Huskinson is a founding partner of Stellus Capital Management. He has over 30 years of experience in finance, accounting and operations. From August 2005 to January 2012, Mr. Huskinson was a director in the D. E. Shaw group’s Direct Capital Group, a global investment and technology development firm. Prior to joining the D. E. Shaw group, Mr. Huskinson was a Managing Director at BearingPoint (formerly KPMG Consulting), a management consulting firm, where he led the Houston office’s middle-market management consulting practice from July 2002 to July 2005. Prior to BearingPoint, Mr. Huskinson was a partner of Arthur Andersen, LLP, an accounting firm, where he served clients in the audit, corporate finance and consulting practices from December 1987 to June 2002. Mr. Huskinson received a B.B.A in accounting from Texas A&M University and is a certified public accountant.

Board Leadership and Structure

The Board monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, the Board approves the appointment of the Advisor and officers, reviews and monitors the services and activities performed by the Advisor and executive officers, and approves the engagement and reviews the performance of our independent registered public accounting firm.

Under our bylaws, the Board may designate a Chairman to preside over the meetings of the Board and meetings of the stockholders and to perform such other duties as may be assigned to him by the Board. We do not have a fixed policy as to whether the Chairman of the Board should be an Independent Trustee and believe that we should maintain the flexibility to select the Chairman and reorganize the leadership structure, from time to time, based on criteria that are in our and our shareholders’ best interests at such times.

We recognize that different board leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that the policies continue to meet our needs.

Board’s Role in Risk Oversight

The Board performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board and is comprised solely of Independent Trustees, and (b) active monitoring by our Chief Compliance Officer of our compliance policies and procedures.

As described below in more detail below, the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff (sourced through the Administrator), if any, accounting and financial reporting processes, our systems of internal controls regarding finance and accounting and audits of our financial statements.

The Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of our compliance policies and procedures and our service providers’ compliance policies and procedures since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Trustees at least once each year.

Board and Committee Meetings

Our Board met four times during 2022. Each director attended at least 75% of the total number of meetings of the Board and committee on which the director served that were held while the director was a member. The Board’s standing committee is set forth below. We require each director to make a diligent effort to attend all Board and committee meetings.

Audit Committee

The Board has established an Audit Committee and may establish additional committees in the future. All trustees are expected to attend at least 75% of the aggregate number of meetings of the Board and the Audit Committee. We require each Trustee to make a diligent effort to attend all Board and Audit Committee meetings.

The Audit Committee is currently composed of all of the Independent Trustees. Mr. Arnoult serves as Chairman of the Audit Committee. The Board has determined that Mr. Arnoult is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Messrs. Arnoult, Bilger, and Repko meet the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting our independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual audited financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the our audit reports and financial statements.

Code of Ethics

As a BDC, we and our Advisor must adopt a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Our code of ethics, which is signed by our trustees and executive officers, requires that our trustees and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of us. Pursuant to the code of ethics, each trustee and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to the Audit Committee. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the Board.

Our code of ethics is filed herewith and we intend to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of Amendment No.1 to our Registration Statement on Form 10.

Section 16(a) Reports

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K thereunder require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities, report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied, with the exception of two Form 4 reports and one Form 3 report, each for Phoenix Holdings Ltd., which were filed late due to an administrative oversight. The Form 3 reporting ownership of 866,420 shares was due to be filed by February 10, 2022 and was instead filed on March 1, 2022. The Form 4 reporting the purchase of 503,147 shares was due to be filed by May 13, 2022 and was instead filed on August 18, 2022. The Form 4 reporting the purchase of 504,514 shares was due to be filed on August 19, 2022 and was instead filed on August 21, 2022.

Item 11. Executive Compensation

None of our officers receive direct compensation from us. We have agreed to reimburse the Administrator for its allocable portion of the compensation paid to or compensatory distributions received by our Chief Compliance Officer and Chief Financial Officer, and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any. In addition, to the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions at cost. We will agree to reimburse the Administrator for its allocable portion of the compensation of any personnel that it provides for use by us.

Compensation of Trustees

Each Independent Trustee of the Board is paid an annual board retainer of $50,000, payable in quarterly installments. We reimburses Independent Trustees for any out-of-pocket expenses related to their service as members of the Board. The Independent Trustees of the Board do not receive any stock-based compensation for their service as members of the Board. Our trustees who are employed by Stellus Capital Management do not receive any compensation for their service as members of the Board. In addition, the Audit Committee Chairman is paid an additional annual retainer of $10,000.

The table below sets forth the compensation received by each director from us and the Fund Complex for service during the fiscal year ended December 31, 2022:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
J. Tim Arnoult	$60,000	$60,000	$182,000
Bruce R. Bilger	50,000	50,000	152,000
William C. Repko	50,000	50,000	155,000

Compensation Committee

We currently do not have a compensation committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2022 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 3, 2023, the beneficial ownership of each current trustee, executive officer, each person known to us to beneficially own 5% or more of the outstanding common share of beneficial interest and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 3, 2023 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Percentage of ownership is based on 5,483,433 common shares of beneficial interest outstanding as of March 3, 2023.

Unless otherwise indicated, to our knowledge, each shareholder listed below has sole voting and investment power with respect to the shares beneficially owned by the shareholder, except to the extent authority is shared by their spouses under applicable law. Unless otherwise indicated, the address of all executive officers and directors is c/o Stellus Private Credit BDC, 4400 Post Oak Parkway, Suite 2200, Houston, Texas 77027.

Our directors are divided into two groups - Interested Trustees and Independent Trustees. Interested trustees are “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class
Interested Trustees
Robert T. Ladd	14,698	*
Dean D’Angelo	11,860	*
Independent Trustees
J. Tim Arnoult	—	—
Bruce R. Bilger	—	—
William C. Repko	—	—
Executive Officers
W. Todd Huskinson	2,109	*
Executive officers and trustees as a group (6 persons)	28,667	*
5% Holders
Cliffwater Corporate Lending Fund (“CCLF”)(2)	837,808	15.28%
Cliffwater Enhanced Lending Fund (“CELF”)(3)	418,905	7.64%
New York State Nurses Pension Plan (4)	624,693	11.39%
Shotfut Ashrai Lo Sachir – Phoenix Amitim(5)(6)	1,592,969	29.05%
The Phoenix Insurance Company Ltd.(7)	281,112	5.13%
Legacy Knight Strategic Opportunities Fund – SCM Series(8)	749,633	13.67%
Selective Insurance Company of America(9)	374,816	6.84%

* Less than 1%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

(2) The address of CCLF is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, WI 53212

(3) The address of CELF is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, WI 53212

(4) The address of the New York State Nurses Pension Plan is 3 Pine West Plaza Washington Ave Ex, Albany, New York 12205.

(5) The address of Shotfut Ashrai Lo Sachir – Phoenix Amitim is 53 Derech Hashalom, Givataym, Israel 53454.

(6) Shotfut Ashrai Lo Sachir is a wholly-owned subsidiary of the Phoenix Insurance Company Ltd.

(7) The address of The Phoenix Insurance Company Ltd is 53 Derech Hashalom, Givataym, Israel 53454.

(8) The address of Legacy Knight Strategic Opportunities Fund – SCM Series is 2525 Knight Street, Suite 275, Dallas, TX 75219

(9) The address of Selective Insurance Company of America is 40 Wantage Avenue, Branchville, NJ 07890.

The following table sets forth, as of March 3, 2023, the dollar range of our securities owned by our directors and executive officers of the Fund Complex. For the purposes of this Proxy Statement, the term “Fund Complex” is defined to include the Company and Stellus Capital Investment Corporation.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)(4)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Trustee:
Robert T. Ladd	over $100,000	over $100,000
Dean D’Angelo	over $100,000	over $100,000
Independent Trustee:
J. Tim Arnoult	None	over $100,000
Bruce R. Bilger	None	over $100,000
William C. Repko	None	over $100,000
Executive Officers:
W. Todd Huskinson	$10,001 - $50,000	over $100,000
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934, as amended.
(2)The dollar range of the equity securities beneficially owned is based on the product obtained by multiplying the current net offering price of our common shares times the number of our common shares beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by our trustees and officers, if applicable, is the sum of (a) the total dollar range of our equity securities beneficially owned and (b) the closing price per share of Stellus Capital Investment Corporation’s common stock of  $14.92 on March 2, 2023 on the New York Stock Exchange (“NYSE”).
(4)The dollar ranges of equity securities beneficially owned are: none; $1 - $10,000; $10,001 - $50,000; $50,001 - $100,000; and over $100,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act generally restricts our ability to participate in transactions with persons affiliated with us, including our officers, directors, and employees and any person controlling or under common control with us.

We have entered into an investment advisory agreement with the Advisor and an administration agreement with the Administrator. Pursuant to the investment advisory agreement, we have agreed to pay to the Advisor a management fee and incentive fee.

Messrs. Ladd and D’Angelo, each an interested member of our Board, and Mr. Huskinson, our Chief Financial Officer and Chief Compliance Officer, have a direct or indirect pecuniary interest in the Administrator and the majority owner of the Advisor.

In addition, Messrs. Ladd, D’Angelo, and Huskinson and the partners of Stellus Capital Management may serve as officers, directors or principals of other investment funds managed by the Advisor, the Administrator or other investment managers affiliated with the Advisor or the Administrator.

Our Advisor, Administrator and its affiliates manage, and in the future may also manage, other funds that have investment mandates that are similar, in whole and in part, to our investment mandates. Messrs. Ladd and Huskinson each serve as officers and Messrs. Ladd and D’Angelo each serve as directors of Stellus Capital Investment Corporation, a business development company, which commenced operations in May 2012 and is managed by our Administrator.

Our Advisor and its affiliates may determine that an investment is appropriate for us and for one or more other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures. On May 9, 2022, we received an exemptive order (the “Order”) from the SEC to co-invest with private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein as well as applicable law. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We co-invest, subject to the conditions included in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar to or identical to our investment strategy, and we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. Stellus Capital Management and our Advisor have adopted an allocation policy to ensure the equitable distribution of investment opportunities.

In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, our officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, us, companies controlled by us and our employees and directors.

We will not enter into any agreements unless and until we are satisfied that no affiliations prohibited by the 1940 Act exist or, if such affiliations exist, we have taken appropriate actions to seek Board review and approval or additional exemptive relief from the SEC for such transaction.

We have entered into a royalty-free license agreement with Stellus Capital Management, pursuant to which it has agreed to grant us a non-exclusive license to use the name “Stellus.” Under the license agreement, we have the right to use the “Stellus” name for so long as Stellus Capital Management or one of its affiliates remains our investment adviser.

In addition, we rent office space from Stellus Capital Management and pay Stellus Capital Management our allocable portion of overhead and other expenses incurred by it in performing its obligations under our Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or any of our affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Arnoult, Bilger, and Repko qualify as independent directors. Each director who serves on the Audit Committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.

Item 14. Principal Accountant’s Fees and Services

The following aggregate fees by Grant Thornton LLP were billed to us for work attributable to audit, tax and other services for the year ended December 31, 2022.

For the
year ended
December 31, 2022
Audit Fees	$244,860
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees:	$244,860

Services rendered by Grant Thornton in connection with fees presented above were as follows:

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include professional fees for tax compliance and tax advice.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Grant Thornton LLP, our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with the pre-approval policy, the Audit Committee includes every year a discussion and pre-approval of such services and the expected costs of such services for the year.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval at the first Audit Committee meeting of the year must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the period February 1, 2022 (commencement of operations) through December 31, 2022, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Exhibit Number	Description
3.1	Form of Amended and Restated Declaration of Trust, Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
3.2	Form of Bylaws, Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.1

Amended and Reinstated Dividend Reinvestment Plan of Stellus Private Credit BDC, effective as of December 17, 2022, Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56378), filed with the SEC on December 15, 2022

10.1	Investment Advisory Agreement, Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
10.2	Administration Agreement, Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
10.3	License Agreement, Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
10.4	Indemnification Agreement, Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
10.5

Form of Expense Support and Conditional Reimbursement Agreement between the Company and the Advisor, Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000 56378), filed on December 22, 2021

10.6

Credit Agreement, dated as of September 30, 2022, between Stellus Private Credit BDC, Zions Bancorporation, N.A., d/b/a Amegy Bank (“the Amegy Bank”) as administrative agent, Swingline Lender, and the LC Issuer, and the Lenders, Incorporated by references to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-56378), filed with the SEC on October 4, 2022

10.7

Revolving Credit and Security Agreement, dated as of February 1, 2022, between Stellus Private Credit BDC and Signature Bank as the lender, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56378), filed with the SEC on June 21, 2022

10.8	First Amendment to Revolving Credit and Security Agreement, dated as of May 5, 2022, by and between Stellus Private Credit BDC and Signature Bank as lender*
10.9

Second Amendment to Revolving Credit and Security Agreement by and between the Company, as the borrower and Signature Bank (“Signature Bank”), as the lender, Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56378), filed with the SEC on June 21, 2022

10.10	Third Amendment to Revolving Credit and Security Agreement, dated as of July 19, 2022, by and between Stellus Private Credit BDC and Signature Bank as lender*
10.11	Fourth Amendment to Revolving Credit and Security Agreement, dated as of September 7, 2022, by and between Stellus Private Credit BDC and Signature Bank as lender*
10.12	Fifth Amendment to Revolving Credit and Security Agreement, dated as of February 1, 2023, by and between Stellus Private Credit BDC and Signature Bank as lender*
10.13	Form of Custodian Agreement, Incorporated by reference to Exhibit 10.6 to the Registrant’s Amended Registration Statement on Form 10 (File No. 000 56378), filed on February 16, 2022
10.14	Waiver Letter to Investment Advisory Agreement, dated as of January 7, 2022, by and between Stellus Private Credit BDC and Stellus Private Advisor, LLC*
14.1	Code of Ethics*

21.1	Subsidiaries of the Registrant and jurisdiction of incorporation/organization: PBDC Consolidated Blocker, LLC – Delaware
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLUS PRIVATE CREDIT BDC

Dated: March 3, 2023	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer, President and Chairman of the Board of Directors

Dated: March 3, 2023	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Dated: March 3, 2023	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer, President and Chairman of the Board of Directors

Dated: March 3, 2023	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Dated: March 3, 2023	By:	/s/ Dean D’Angelo
		Name:	Dean D’Angelo
		Title:	Trustee

Dated: March 3, 2023	By:	/s/ J. Tim Arnoult
		Name:	J. Tim Arnoult
		Title:	Trustee

Dated: March 3, 2023	By:	/s/ Bruce R. Bilger
		Name:	Bruce R. Bilger
		Title:	Trustee

Dated: March 3, 2023	By:	/s/ William C. Repko
		Name:	William C. Repko
		Title:	Trustee