Form 10-Q
period 2023-03-31
Stellus Private Credit BDC
filed 2023-05-11
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of May 11, 2023 was 6,182,924.

STELLUS PRIVATE CREDIT BDC

i

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023
	(unaudited)	December 31, 2022
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $165,413,414 and $158,022,677, respectively)	$164,829,686	$157,504,755
Cash and cash equivalents	7,690,197	15,469,823
Other receivable	16,200	—
Interest receivable	1,260,895	1,030,274
Expense reimbursement receivable from the Advisor	364,274	165,638
Deferred offering costs	93,643	54,394
Related party receivable	59,271	9,620
Prepaid expenses	96,495	133,004
Receivable for sales and repayments of investments	23,834	26,996
Total Assets	$174,434,495	$174,394,504
LIABILITIES
Credit Facilities payable	$74,807,833	$79,448,134
Short-term loan payable	4,500,000	11,250,000
Related party payable	5,000,000	—
Dividends payable	2,306,409	1,809,533
Unearned revenue	535,226	539,634
Income incentive fee payable	621,306	328,196
Interest payable	669,021	563,241
Administrative services payable	140,522	66,064
Income tax payable	15,306	7,471
Other accrued expenses and liabilities	187,202	119,274
Total Liabilities	$88,782,825	$94,131,547
Commitments and contingencies (Note 7)
Net Assets	$85,651,670	$80,262,957
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 5,832,979 and 5,483,433 issued and outstanding, respectively)	$58,330	$54,834
Paid-in capital	86,066,803	80,950,845
Total distributable loss	(473,463)	(742,722)
Net Assets	$85,651,670	$80,262,957
Total Liabilities and Net Assets	$174,434,495	$174,394,504
Net Asset Value Per Share	$14.68	$14.64

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
INVESTMENT INCOME
Interest income	$4,731,952	$359,011
Other income	176,069	10,743
Total Investment Income	$4,908,021	$369,754
OPERATING EXPENSES
Management fees	$601,839	$92,289
Income incentive fees	439,666	—
Professional fees	211,808	108,588
Organization costs	1,000	90,184
Amortization of deferred offering costs	57,623	34,877
Administrative services expenses	93,760	68,142
Trustees' fees	40,000	38,000
Insurance expense	20,084	20,301
Valuation fees	17,659	—
Interest expense and other fees	1,703,503	72,767
Income tax expense	7,835	—
Other general and administrative expenses	43,520	17,977
Total Operating Expenses	$3,238,297	$543,125
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	$(968,275)	$(250,222)
Net Operating Expenses	$2,270,022	$292,903
Net Investment Income	$2,637,999	$76,851
Net realized gain on foreign currency translation	$3,475	$—
Net change in unrealized depreciation on non-controlled non-affiliated investments	(72,026)	(108,048)
Net change in unrealized appreciation on foreign currency translations	6,220	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,575,668	$(31,197)
Net Investment Income Per Share – basic and diluted	$0.48	$0.03
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share – basic and diluted	$0.47	$(0.01)
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	5,501,765	2,333,334
Distributions Per Share – basic and diluted	$0.42	$—

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	loss	Net Assets
Balances at December 31, 2021	—	$—	$—	$(532,845)	$(532,845)
Net investment income	—	—	—	76,851	76,851
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(108,048)	(108,048)
Issuance of common shares of beneficial interest	2,333,334	23,333	34,976,667	—	35,000,000
Balances at March 31, 2022	2,333,334	$23,333	$34,976,667	$(564,042)	$34,435,958

Balances at December 31, 2022	5,483,433	$54,834	$80,950,845	$(742,722)	$80,262,957
Net investment income	—	—	—	2,637,999	2,637,999
Net realized gain on foreign currency translation	—	—	—	3,475	3,475
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(72,026)	(72,026)
Net change in unrealized appreciation on foreign currency translations	—	—	—	6,220	6,220
Distributions from net investment income	—	—	—	(2,306,409)	(2,306,409)
Issuance of common shares of beneficial interest	349,546	3,496	5,115,958	—	5,119,454
Balances at March 31, 2023	5,832,979	$58,330	$86,066,803	$(473,463)	$85,651,670

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,575,668	$(31,197)
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(17,104,559)	(38,042,681)
Proceeds from sales and repayments of investments	9,823,196	457,829
Net change in unrealized depreciation on investments	72,026	108,048
Net change in unrealized appreciation foreign currency translations	(6,220)	—
Amortization of premium and accretion of discount, net	(106,212)	(12,063)
Amortization of loan structure fees	156,894	47,368
Amortization of deferred offering costs	57,623	34,877
Changes in other assets and liabilities
Increase in interest receivable	(230,621)	(161,594)
Increase in other receivable	(16,200)	(30)
Increase in related party receivable	(49,651)	—
Increase in expense reimbursements receivable from the Advisor	(198,636)	(157,933)
Decrease in prepaid expenses	36,509	20,185
Increase in related party payable	5,000,000	—
Decrease in due to affiliate	—	(460,085)
Increase in trustees' fees payable	—	38,000
Increase in administrative services payable	74,458	63,975
Increase in interest payable	105,780	25,399
Increase in income incentive fees payable	293,110	—
(Decrease) increase in unearned revenue	(4,408)	185,844
Increase in income tax payable	7,835	—
Increase in other accrued expenses and liabilities	67,928	403,148
Net Cash Provided (Used) in Operating Activities	$554,520	$(37,480,910)
Cash flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$5,119,454	$35,000,000
Offering costs paid for common shares of beneficial interest issued	(96,872)	(76,195)
Stockholder distributions paid	(1,809,533)	—
Borrowings under Credit Facilities	49,500,000	34,000,000
Repayments of Credit Facilities	(54,115,000)	—
Financing costs paid on Credit Facilities	(182,195)	(293,382)
Short-term loan repayments	(6,750,000)	—
Net Cash (Used) Provided by Financing Activities	$(8,334,146)	$68,630,423
Net (Decrease) Increase in Cash and Cash Equivalents	$(7,779,626)	$31,149,513
Cash and Cash Equivalents Balance at Beginning of period	15,469,823	—
Cash and Cash Equivalents Balance at End of Period	$7,690,197	$31,149,513
Supplemental and Non-Cash Activities
Cash paid for interest expense	$1,440,829	$—
Increase in deferred offering costs	39,249	41,319
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	119,453	—
Increase in dividends payable	496,876	—

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023

(unaudited)

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
American Refrigeration, LLC	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.40%	3/31/2023	3/31/2028	Services: Business	$3,736,348	$3,642,939	$3,642,939	4.25%
AR-USA Holdings, LLC Class A Units		Equity				3/31/2023			91	91,031	91,031	0.11%
Total										$3,733,970	$3,733,970	4.36%
Archer Systems, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.05%	8/11/2022	8/11/2027	Services: Business	$9,703,108	$9,529,548	$9,412,016	10.99%
CF Arch Holdings LLC Class A Units		Equity				8/10/2022			496,967	496,967	514,680	0.60%
Total										$10,026,515	$9,926,696	11.59%
Axis Portable Air, LLC	(4)							Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.80%	3/22/2022	3/22/2028	Capital Equipment	$1,509,146	$1,483,140	$1,501,600	1.75%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.80%	3/22/2022	3/22/2028		1,344,512	1,332,213	1,337,789	1.56%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.80%	11/3/2022	3/22/2028		3,567,073	3,567,073	3,549,238	4.14%
Axis Air Parent, LLC Preferred Units		Equity				3/22/2022			1,527	152,661	234,732	0.27%
Total										$6,535,087	$6,623,359	7.72%
Baker Manufacturing Company, LLC								Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	11.04%	7/5/2022	7/5/2027	Capital Equipment	$6,169,082	$6,058,234	$6,169,082	7.20%
BSC Blue Water Holdings, LLC Series A Units		Equity				7/5/2022			330,978	330,978	273,792	0.32%
Total										$6,389,212	$6,442,874	7.52%
BDS Solutions Intermediateco, LLC	(4)							Tampa Bay, FL
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	11.08%	2/24/2022	2/7/2027	Retail	$4,667,249	$4,629,220	$4,620,577	5.39%
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	11.07%	6/24/2022	2/7/2027		454,678	450,740	450,131	0.53%
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	11.14%	3/27/2023	2/7/2027		653,070	646,539	646,539	0.75%
Revolver	(5)	First Lien	1M SOFR+6.25%	1.00%	11.08%	2/24/2022	2/7/2027		236,828	236,828	234,460	0.27%
Total										$5,963,327	$5,951,707	6.94%
BLP Buyer, Inc.	(4)							Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.25%	11.08%	2/1/2022	2/1/2027	Capital Equipment	$2,771,446	$2,726,892	$2,702,160	3.15%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.25%	11.33%	10/3/2022	2/1/2027		1,275,514	1,246,572	1,243,626	1.45%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	11.58%	12/8/2022	2/1/2027		4,852,763	4,716,126	4,731,444	5.52%
Revolver	(5)	First Lien	1M SOFR+6.25%	1.25%	11.09%	2/1/2022	2/1/2027		139,482	139,482	135,995	0.16%
BL Products Parent, L.P. Class A Units		Equity				2/1/2022			339,326	339,326	342,729	0.40%
Total										$9,168,398	$9,155,954	10.68%
Cerebro Buyer, LLC	(4)							Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+6.75%	1.00%	11.68%	3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$2,114,000	$2,061,644	$2,061,641	2.41%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity				3/15/2023			34,135	34,135	34,135	0.04%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity				3/15/2023			184,925	184,925	184,925	0.22%
Total										$2,280,704	$2,280,701	2.67%
COPILOT Provider Support Services, LLC	(4)							Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.55%	11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,485,968	$9,305,355	$9,343,678	10.91%
QHP Project Captivate Blocker, Inc. Common Stock		Equity				11/22/2022			8	544,779	535,491	0.63%
Total										$9,850,134	$9,879,169	11.54%
Curion Holdings, LLC	(4)							Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.30%	7/29/2022	7/29/2027	Services: Business	$3,533,893	$3,470,832	$3,410,207	3.98%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	11.30%	7/29/2022	7/29/2027		893,121	893,121	861,862	1.01%
SP CS Holdings LLC Class A Units		Equity				7/29/2022			343,529	343,529	166,727	0.19%
Total										$4,707,482	$4,438,796	5.18%
Exigo, LLC	(4)							Dallas, TX
Term Loan	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.59%	3/16/2022	3/16/2027	Software	$3,991,759	$3,942,223	$3,951,841	4.61%
Gauge Exigo Coinvest, LLC Common Units		Equity				3/16/2022			168,003	168,003	168,003	0.20%
Total										$4,110,226	$4,119,844	4.81%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023

(unaudited)

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Florachem Corporation	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	3M LIBOR+6.50%	1.00%	11.66%	4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,255,348	$1,233,202	$1,217,688	1.42%
Revolver	(5)	First Lien	3M LIBOR+6.50%	1.00%	11.66%	4/29/2022	4/29/2028		1,310,369	1,310,369	1,271,058	1.48%
SK FC Holdings, L.P. Class A Units		Equity				4/29/2022			161	161,283	182,011	0.21%
Total										$2,704,854	$2,670,757	3.11%
Heartland Business Systems, LLC	(4)							Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.30%	8/26/2022	8/26/2027	Services: Business	$3,194,634	$3,137,587	$3,162,688	3.69%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.30%	8/26/2022	8/26/2027		1,653,931	1,637,392	1,637,392	1.91%
AMCO HBS Holdings, LP Class A Units		Equity				8/26/2022			1,570	157,008	271,520	0.32%
Total										$4,931,987	$5,071,600	5.92%
Heat Makes Sense Shared Services, LLC	(4)							Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	10.26%	7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,461,368	$7,320,781	$7,312,141	8.54%
Revolver	(5)	First Lien	3M SOFR+5.25%	0.75%	9.99%	7/1/2022	7/1/2028		675,222	675,222	661,718	0.77%
Ishtar Co-Invest-B LP Partnership Interests		Equity				7/1/2022			298,251	298,251	370,947	0.43%
Oshun Co-Invest-B LP Partnership Interests		Equity				7/1/2022			85,213	85,213	105,984	0.12%
Total										$8,379,467	$8,450,790	9.86%
HV Watterson Holdings, LLC	(4)							Schaumburg, IL
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.41%	2/1/2022	12/17/2026	Services: Business	$8,139,256	$8,074,648	$7,935,775	9.27%
Revolver	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.41%	2/1/2022	12/17/2026		1,042,869	1,042,869	1,016,797	1.19%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.41%	2/1/2022	12/17/2026		197,704	195,949	192,761	0.23%
Total										$9,313,466	$9,145,333	10.69%
Inoapps Bidco, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.58%	2/15/2022	2/15/2027	High Tech Industries	$5,649,905	$5,558,607	$5,536,907	6.46%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.58%	2/15/2022	2/15/2027		2,360,057	2,339,328	2,312,856	2.70%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity				2/15/2022			512,365	543,572	577,888	0.67%
Total										$8,441,507	$8,427,651	9.83%
International Designs Group LLC								Farmingville, NY
International Designs Holdings LLC Common Units		Equity				4/1/2022		Construction & Building	$455,341	$455,341	$478,642	0.56%
Total										$455,341	$478,642	0.56%
Lightning Intermediate II, LLC	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.54%	6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$6,039,663	$5,935,250	$5,888,671	6.88%
Gauge Vimergy Coinvest, LLC Units		Equity				6/6/2022			178	178,347	112,499	0.13%
Total										$6,113,597	$6,001,170	7.01%
MacKenzie-Childs Acquisition, Inc.	(4)							Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.05%	9/2/2022	9/2/2027	Consumer Goods: Durable	$9,355,037	$9,227,604	$9,167,936	10.70%
Revolver	(5)	First Lien	6M SOFR+6.00%	1.00%	11.11%	9/2/2022	9/2/2027		1,434,039	1,434,039	1,405,358	1.64%
MacKenzie-Childs Investment, LP Partnership Interests		Equity				9/2/2022			311,482	311,482	237,562	0.28%
Total										$10,973,125	$10,810,856	12.62%
Madison Logic Holdings, Inc.	(4)							New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	11.90%	12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,756,819	$4,619,356	$4,619,356	5.39%
Total										$4,619,356	$4,619,356	5.39%
Microbe Formulas LLC	(4)							Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	11.09%	4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$4,373,396	$4,335,565	$4,351,529	5.08%
Total										$4,335,565	$4,351,529	5.08%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023

(unaudited)

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monitorus Holding, LLC	(4)(6)							London, UK
Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	12.16%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,119,464	$6,066,709	$6,058,269	7.07%
Revolver	(5)	First Lien	3M LIBOR+7.00%	1.00%	12.16%	5/24/2022	5/24/2027		€625,757	681,965	675,145	0.79%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	12.16%	5/24/2022	5/24/2027		€3,585,699	3,619,086	3,582,895	4.18%
Sapphire Aggregator S.a r.l. Class A Shares		Equity				9/1/2022			1,635,819	32,722	38,950	0.05%
Sapphire Aggregator S.a r.l. Class B Shares		Equity				9/1/2022			1,635,814	32,722	38,950	0.05%
Sapphire Aggregator S.a r.l. Class C Shares		Equity				9/1/2022			1,635,814	32,722	38,950	0.05%
Sapphire Aggregator S.a r.l. Class D Shares		Equity				9/1/2022			1,635,814	32,722	38,950	0.05%
Sapphire Aggregator S.a r.l. Class E Shares		Equity				9/1/2022			1,635,814	32,722	38,950	0.05%
Sapphire Aggregator S.a r.l. Class F Shares		Equity				9/1/2022			1,635,814	32,722	38,950	0.05%
Sapphire Aggregator S.a r.l. Class G Shares		Equity				9/1/2022			1,635,814	32,722	38,950	0.05%
Sapphire Aggregator S.a r.l. Class H Shares		Equity				9/1/2022			1,635,814	32,722	38,950	0.05%
Sapphire Aggregator S.a r.l. Class I Shares		Equity				9/1/2022			1,635,814	32,722	38,950	0.05%
Total										$10,662,258	$10,666,859	12.49%
Onpoint Industrial Services, LLC								Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	11.90%	11/16/2022	11/16/2027	Services: Business	$6,788,015	$6,659,047	$6,686,195	7.81%
Spearhead TopCo, LLC Class A Units		Equity				11/16/2022			335,499	335,499	372,060	0.43%
Total										$6,994,546	$7,058,255	8.24%
Pearl Media Holdings, LLC	(4)							Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.30%	8/31/2022	8/31/2027	Consumer Goods: Durable	$2,664,545	$2,616,216	$2,624,577	3.06%
Total										$2,616,216	$2,624,577	3.06%
Peltram Plumbing Holdings, LLC	(4)							Auburn, WA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.40%	2/1/2022	12/30/2026	Construction & Building	$6,978,148	$6,881,121	$6,838,585	7.98%
Total										$6,881,121	$6,838,585	7.98%
Red's All Natural, LLC								Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+6.00%	1.50%	11.88%	1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$4,900,742	$4,804,587	$4,804,587	5.61%
Centeotl Co-Invest B, LP Common Units		Equity				1/31/2023			318,998	318,998	318,998	0.37%
Total										$5,123,585	$5,123,585	5.61%
Service Minds Company, LLC	(4)							Bradenton, FL
Term Loan	(5)	First Lien	6M LIBOR+5.00%	1.00%	10.18%	2/7/2022	2/7/2028	Services: Consumer	$2,403,241	$2,362,904	$2,355,176	2.75%
Revolver	(5)	First Lien	6M LIBOR+5.00%	1.00%	10.18%	2/7/2022	2/7/2028		193,976	193,976	190,096	0.22%
Delayed Draw Term Loan	(5)	First Lien	6M LIBOR+5.00%	1.00%	10.18%	2/7/2022	2/7/2028		1,649,176	1,633,792	1,616,192	1.89%
Total										$4,190,672	$4,161,464	4.86%
Tilley Distribution, Inc.	(4)							Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	10.76%	4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$5,985,085	$5,911,696	$5,775,607	6.75%
Total										$5,911,696	$5,775,607	6.75%
Total Non-controlled, non-affiliated investments										$165,413,414	$164,829,686	192.44%
Net Investments										$165,413,414	$164,829,686	192.44%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(79,178,016)	(92.44)%
NET ASSETS											$85,651,670	100.00%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023

(unaudited)

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At March 31, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
American Refrigeration, LLC	Revolver	$1,243,392	0.50%	March 31, 2028
American Refrigeration, LLC	Delayed Draw Term Loan	482,132	1.00%	March 31, 2028
Archer Systems, LLC	Revolver	1,025,607	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	548,780	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	550,893	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	241,966	0.50%	February 1, 2027
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Curion Holdings, LLC	Revolver	382,766	0.50%	July 29, 2027
Curion Holdings, LLC	Delayed Draw Term Loan	3,879,736	0.50%	July 29, 2027
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	1,028,732	0.50%	March 16, 2027
Florachem Corporation	Revolver	561,587	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	986,571	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	4,974,229	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	801,826	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	198,642	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	474,383	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	102,431	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monitorus Holding, LLC	Revolver	€625,757	0.50%	May 24, 2027
Pearl Media Holdings, LLC	Revolver	696,773	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	883,310	0.50%	December 30, 2026
Service Minds Company, LLC	Revolver	452,611	0.50%	February 7, 2028
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026

(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 93.9% of the Company’s total assets as of March 31, 2023.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
AIP ATCO Buyer, LLC	(4)							Sterling Heights, MI
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.31%	5/17/2022	5/17/2028	Automotive	$8,845,526	$8,682,015	$8,801,298	10.97%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	10.93%	5/17/2022	5/17/2028		810,347	810,347	806,295	1.00%
Total										$9,492,362	$9,607,593	11.97%
Archer Systems, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.92%	8/11/2022	8/11/2027	Services: Business	$9,727,427	$9,545,572	$9,581,515	11.94%
CF Arch Holdings LLC Class A Units		Equity				8/10/2022			496,967	496,967	527,885	0.66%
Total										$10,042,539	$10,109,400	12.60%
Axis Portable Air, LLC	(4)							Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.48%	3/22/2022	3/22/2028	Capital Equipment	$1,509,146	$1,482,068	$1,501,600	1.87%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.48%	3/22/2022	3/22/2028		1,344,512	1,331,735	1,337,789	1.67%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.48%	11/3/2022	3/22/2028		2,195,122	2,195,122	2,184,146	2.72%
Axis Air Parent, LLC Preferred Units		Equity				3/22/2022			1,527	152,661	236,215	0.29%
Total										$5,161,586	$5,259,750	6.55%
Baker Manufacturing Company, LLC								Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	10.75%	7/5/2022	7/5/2027	Capital Equipment	$6,169,082	$6,053,037	$6,076,546	7.57%
BSC Blue Water Holdings, LLC Series A Units		Equity				7/5/2022			330,978	330,978	262,680	0.33%
Total										$6,384,015	$6,339,226	7.90%
BDS Solutions Intermediateco, LLC	(4)							Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.71%	2/24/2022	2/7/2027	Retail	$4,679,065	$4,638,875	$4,608,879	5.74%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.71%	6/24/2022	2/7/2027		455,829	451,673	448,992	0.56%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%	2/24/2022	2/7/2027		236,828	236,828	233,276	0.29%
Total										$5,327,376	$5,291,147	6.59%
BLP Buyer, Inc.	(4)							Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.49%	2/1/2022	2/1/2027	Capital Equipment	$2,778,445	$2,731,359	$2,708,984	3.38%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.21%	10/3/2022	2/1/2027		1,278,711	1,248,201	1,246,743	1.55%
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	11.08%	12/8/2022	2/1/2027		4,852,763	4,709,383	4,731,444	5.89%
Revolver	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%	2/1/2022	2/1/2027		139,482	139,482	135,995	0.17%
BL Products Parent, L.P. Class A Units		Equity				2/1/2022			339,326	339,326	346,544	0.43%
Total										$9,167,751	$9,169,710	11.42%
COPILOT Provider Support Services, LLC	(4)							Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.23%	11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,509,802	$9,321,496	$9,321,496	11.61%
QHP Project Captivate Blocker, Inc. Common Stock		Equity				11/22/2022			8	544,779	544,779	0.68%
Total										$9,866,275	$9,866,275	12.29%
Curion Holdings, LLC	(4)							Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.98%	7/29/2022	7/29/2027	Services: Business	$3,542,772	$3,476,632	$3,454,203	4.30%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.98%	7/29/2022	7/29/2027		893,121	893,121	870,793	1.08%
SP CS Holdings LLC Class A Units		Equity				7/29/2022			343,529	343,529	274,144	0.34%
Total										$4,713,282	$4,599,140	5.72%
Exigo, LLC	(4)							Dallas, TX
Term Loan	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.13%	3/16/2022	3/16/2027	Software	$4,001,839	$3,949,517	$3,941,811	4.91%
Revolver	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.13%	3/16/2022	3/16/2027		47,642	47,642	46,927	0.06%
Gauge Exigo Coinvest, LLC Common Units		Equity				3/16/2022			168,003	168,003	151,768	0.19%
Total										$4,165,162	$4,140,506	5.16%
Florachem Corporation	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	3M LIBOR+6.50%	1.00%	11.23%	4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,258,510	$1,235,422	$1,233,340	1.54%
SK FC Holdings, L.P. Class A Units		Equity				4/29/2022			161	161,283	162,513	0.20%
Total										$1,396,705	$1,395,853	1.74%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Heartland Business Systems, LLC	(4)							Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.79%	8/26/2022	8/26/2027	Services: Business	$3,202,660	$3,142,195	$3,154,620	3.93%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.91%	8/26/2022	8/26/2027		1,658,076	1,641,495	1,633,205	2.03%
AMCO HBS Holdings, LP Class A Units		Equity				8/26/2022			1,570	157,008	243,972	0.30%
Total										$4,940,698	$5,031,797	6.26%
Heat Makes Sense Shared Services, LLC	(4)							Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.50%	0.75%	9.63%	7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,480,115	$7,334,957	$7,367,913	9.18%
Revolver	(5)	First Lien	6M SOFR+5.50%	0.75%	10.37%	7/1/2022	7/1/2028		295,410	295,410	290,979	0.36%
Ishtar Co-Invest-B LP Partnership Interests		Equity				7/1/2022			298,251	298,251	340,070	0.42%
Oshun Co-Invest-B LP Partnership Interests		Equity				7/1/2022			85,213	85,213	97,162	0.12%
Total										$8,013,831	$8,096,124	10.08%
HV Watterson Holdings, LLC	(4)							Schaumburg, IL
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026	Services: Business	$8,159,862	$8,091,364	$7,915,066	9.86%
Revolver	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026		198,642	198,642	192,683	0.24%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026		198,201	196,345	192,255	0.24%
Total										$8,486,351	$8,300,004	10.34%
Inoapps Bidco, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.19%	2/15/2022	2/15/2027	High Tech Industries	$5,664,137	$5,567,760	$5,550,854	6.92%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.19%	2/15/2022	2/15/2027		2,365,987	2,344,107	2,318,667	2.89%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity				2/15/2022			512,365	543,572	529,959	0.66%
Total										$8,455,439	$8,399,480	10.47%
International Designs Group LLC								Farmingville, NY
International Designs Holdings LLC Common Units		Equity				4/1/2022		Construction & Building	$455,341	$455,341	$444,895	0.55%
Total										$455,341	$444,895	0.55%
Lightning Intermediate II, LLC	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.54%	6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$6,078,133	$5,967,985	$5,895,789	7.35%
Gauge Vimergy Coinvest, LLC Units		Equity				6/6/2022			178	178,347	133,477	0.17%
Total										$6,146,332	$6,029,266	7.52%
MacKenzie-Childs Acquisition, Inc.	(4)							Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.73%	9/2/2022	9/2/2027	Consumer Goods: Durable	$9,378,542	$9,245,162	$9,237,863	11.51%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	10.73%	9/2/2022	9/2/2027		1,331,608	1,331,608	1,311,634	1.63%
MacKenzie-Childs Investment, LP Partnership Interests		Equity				9/2/2022			311,482	311,482	285,502	0.36%
Total										$10,888,252	$10,834,999	13.50%
Madison Logic Holdings, Inc.	(4)							New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	11.58%	12/30/2022	12/30/2027	Media: Broadcasting & Subscription	$4,756,819	$4,614,114	$4,614,114	5.75%
Total										$4,614,114	$4,614,114	5.75%
Microbe Formulas LLC	(4)							Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%	4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$4,433,420	$4,393,532	$4,389,086	5.47%
Total										$4,393,532	$4,389,086	5.47%
Monitorus Holding, LLC	(4)(6)							London, UK
Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	11.73%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,119,464	$6,064,112	$6,058,269	7.54%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	11.73%	5/24/2022	5/24/2027		€3,585,699	3,619,085	3,582,895	4.45%
Sapphire Aggregator S.a r.l. Class A Shares		Equity				9/1/2022			1,635,819	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class B Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class C Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class D Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class E Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class F Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class G Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class H Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class I Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Total										$9,977,695	$9,971,437	12.44%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Onpoint Industrial Services, LLC								Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	11.58%	11/16/2022	11/16/2027	Services: Business	$6,805,027	$6,670,604	$6,670,604	8.31%
Spearhead TopCo, LLC Class A Units		Equity				11/16/2022			335,499	335,499	335,499	0.42%
Total										$7,006,103	$7,006,103	8.73%
Pearl Media Holdings, LLC	(4)							Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.98%	8/31/2022	8/31/2027	Consumer Goods: Durable	$2,671,239	$2,620,622	$2,617,814	3.26%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	10.93%	8/31/2022	8/31/2027		232,258	232,258	227,613	0.28%
Total										$2,852,880	$2,845,427	3.54%
Peltram Plumbing Holdings, LLC	(4)							Auburn, WA
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	10.98%	2/1/2022	12/30/2026	Construction & Building	$6,995,815	$6,892,968	$6,750,961	8.41%
Total										$6,892,968	$6,750,961	8.41%
Service Minds Company, LLC	(4)							Bradenton, FL
Term Loan	(5)	First Lien	1M LIBOR+5.00%	1.00%	9.29%	2/7/2022	2/7/2028	Services: Consumer	$2,409,325	$2,367,173	$2,349,092	2.93%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	9.44%	2/7/2022	2/7/2028		193,976	193,976	189,127	0.24%
Delayed Draw Term Loan	(5)	First Lien	1M LIBOR+5.00%	1.00%	9.29%	2/7/2022	2/7/2028		531,687	526,873	518,395	0.65%
Total										$3,088,022	$3,056,614	3.82%
Tilley Distribution, Inc.	(4)							Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	10.14%	4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$6,000,285	$5,922,488	$5,790,275	7.21%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	10.14%	4/1/2022	12/31/2026		171,578	171,578	165,573	0.21%
Total										$6,094,066	$5,955,848	7.42%
Total Non-controlled, non-affiliated investments										$158,022,677	$157,504,755	196.24%
Net Investments										$158,022,677	$157,504,755	196.24%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(77,241,798)	(96.24)%
NET ASSETS											$80,262,957	100.00%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At March 31, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
AIP ATCO Buyer, LLC	Revolver	$810,347	0.50%	May 17, 2028
Archer Systems, LLC	Revolver	1,025,607	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	1,920,732	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	550,893	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	241,966	0.50%	February 1, 2027
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Curion Holdings, LLC	Revolver	382,766	0.50%	July 29, 2027
Curion Holdings, LLC	Delayed Draw Term Loan	3,879,736	0.50%	July 29, 2027
Exigo, LLC	Revolver	190,568	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	1,028,732	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,871,955	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	986,571	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	4,974,229	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	1,181,639	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	1,042,869	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	474,383	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	204,863	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monitorus Holding, LLC	Revolver	€1,251,514	0.50%	May 24, 2027
Pearl Media Holdings, LLC	Revolver	464,515	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	883,310	0.50%	December 30, 2026
Service Minds Company, LLC	Revolver	452,611	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	1,121,632	1.00%	February 7, 2028
Tilley Distribution, Inc.	Revolver	814,993	0.50%	December 31, 2026

(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.3% of the Company’s total assets as of December 31, 2022.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducting organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies ("ASC Topic 946"). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company qualifies and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company, that is a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. Stellus Capital serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As of March 31, 2023, the Company has issued a total of 5,832,979 common shares of beneficial interest in connection with draw downs of $80,000,000 of capital commitments and share purchases of $6,350,000 from investors through an immediate share issuance subscription agreement for total contributed capital of $86,350,000. Additionally, as of March 31, 2023, the Company had $5,000,000 payable to a related party, included as a related party payable in the Statement of Assets and Liabilities, which related to capital contributions received in advance of the issuance of shares. See Note 10 – Subsequent Events for further details.

On February 11, 2022, the Company formed PBDC Consolidated Blocker, LLC (the “Taxable Subsidiary”), which is structured as a Delaware entity, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). The Taxable Subsidiary is consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by the Taxable Subsidiary are included in the consolidated financial statements.

As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (including any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2023, our asset coverage ratio was 213%.

The Company’s investment objective is to maximize the total return to its shareholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5,000,000 to $50,000,000 of EBITDA (earnings before interest, taxes, depreciation, and amortization)) through first lien, second lien, unitranche and unsecured debt financing, with corresponding equity co-investments. The Company sources investments primarily through the extensive network of relationships that the

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and may continue to observe supply chain interruptions, labor resource shortages, commodity inflation, rising interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic, and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

Cash and Cash Equivalents

As of March 31, 2023, cash balances totaling $2,331 did not exceed Federal Deposit Insurance Corporation (“FDIC”) insurance protection levels of $250,000.

As of March 31, 2023, the Company held $5,000,000 of cash equivalents in U.S. Treasury Bills that matured on April 4, 2023. The U.S. Treasury Bills were purchased using $500,000 margin cash and proceeds from a $4,500,000 short-term loan from Raymond James Financial Inc., accruing interest at an annual rate of approximately 7.00%. For the three months ended March 31, 2023, the Company incurred interest expense of $1,739 and paid $3,288 related to the short-term loan.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

In addition, at March 31, 2023, the Company held $2,687,866 in cash equivalents, which are carried at cost, which approximates fair value.

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

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering costs, included on the Statements of Assets and Liabilities and amortized over a twelve-month period from Commencement of Operations. These expenses include legal, accounting, printing fees and other related expenses

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

and costs incurred in connection with preparing the offering documents relating to the Private Offering. As of March 31, 2023 and December 31, 2022, $93,643 and $54,394 of such offering costs had yet to be amortized, respectively.

Investments

In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our Board has not elected to designate the Advisor as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

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

A presentation of the interest income we have received from portfolio companies for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Loan interest	$4,409,449	$342,446
Fee amortization income(1)	159,829	15,829
Fee income acceleration(2)	162,674	736
Total Interest Income	$4,731,952	$359,011
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

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

Investment Transaction Costs

Costs that are material associated with an investment transaction, including legal expenses, are included in the cost basis of purchases, and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2022, the Company estimates that it had $277,935 of undistributed taxable income that was carried forward toward distributions to be paid in 2023. All of the undistributed ordinary income as of December 31, 2022 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2022.

Current income tax expense for the three months ended March 31, 2023 of $7,835 is related to federal excise taxes. There was no such expense for the three months ended March 31, 2022.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of March 31 2023, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2023 and 2022.

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

March 31, 2023

(unaudited)

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

For the three months ended March 31, 2023 and 2022, the Company had no deferred tax assets or liabilities.

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

Distributable Earnings

The components that make up total distributable loss on the Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Accumulated net realized gain from investments	$5,425	$1,950
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents	(610,909)	(538,883)
Net unrealized appreciation on foreign currency translations	27,181	20,961
Accumulated undistributed net investment income (loss)	104,840	(226,750)
Total distributable loss	$(473,463)	$(742,722)

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate, such as SOFR (as defined below), if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in February 2022 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2023.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter, ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the three months ended March 31, 2023 and 2022, the Company accrued management fees of $601,839 and $92,289, respectively, all of which have been waived. The base management fees that have been waived by the Advisor are not subject to recoupment. The base management fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

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

For the three months ended March 31, 2023, the Company accrued income incentive fees of $439,666. As of March 31, 2023, $146,556 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange, and $47,025 of Income Incentive Fees accrued but not paid by the Company were deferred, pursuant to the Cumulative Pre-Incentive Fee Net Return limitation, and are not currently payable. The income-based incentive fees that have been waived by the Advisor are not subject to recoupment. For the three months ended March 31, 2022, the Company did not accrue any Income-Based Incentive Fee.

Capital Gains Incentive Fee. The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), is equal to, prior to any listing of our shares on a national securities exchange, 10.0% and, subsequent to an listing of our shares on a national securities exchange, 15% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be accrued or payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. Any capital gains based incentive fees that have been waived prior to any listing of our shares on a national securities exchange by the Advisor are not subject to recoupment.

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

For the three months ended March 31, 2023 and 2022, the Company did not accrue any Capital Gains Incentive Fee.

Expense Support and Conditional Reimbursement

The Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of the Company’s total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three months ended March 31, 2023 and 2022, the Company recorded expense reimbursements of $219,880 and $157,933, respectively.

Reimbursements made by the Advisor with respect to the Company, pursuant to the Expense Support and Conditional Reimbursement Agreement, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such reimbursements occurred.

For the three months ended March 31, 2023 and 2022, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025
March 31, 2023	219,880	—	219,880	March 31, 2026

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

For the three months ended March 31, 2023 and 2022, the Company recorded an expense relating to trustees’ fees of $40,000 and $38,000, respectively. As of both March 31, 2023 and December 31, 2022, no trustees’ fees were payable to the Company’s trustees.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

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

Administration Agreement

Under the Administration Agreement, Stellus Capital furnishes the Company with office facilities and equipment and will provide the Company with clerical, bookkeeping, recordkeeping, and other administrative services at such facilities. Stellus Capital also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, Stellus Capital assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, Stellus Capital also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance.

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three months ended March 31, 2023 and 2022, the Company recorded expenses of $72,501 and $26,642, respectively, relating to the Administration Agreement. As of March 31, 2023 and December 31, 2022, $124,238 and $51,737, respectively, remained payable to Stellus Capital under the Administration Agreement.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution.

For the three months ended March 31, 2023, the Company declared aggregate distributions of $0.42 per share on its common stock. The Company has declared distributions of $1.29 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)

Fiscal 2022	Various		$0.87
Fiscal 2023
March 14, 2023	March 17, 2023	April 5, 2023	$0.42
Total			$1.29
(1)	Distributions for the year ended 2022 are shown in aggregate amounts.

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and the Company's transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the Company's transfer agent and registrar in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board for such distribution. If such notice is not received by the record date fixed by the Board for such distribution, then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company issued 8,017 shares through the DRIP for the three months ended March 31, 2023. No DRIP shares were issued for the three months ended March 31, 2022.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

On January 31, 2022, the Company completed an initial closing of capital commitments and received an aggregate capital commitment of $226,687,500. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 for total aggregate proceeds of $35,000,000.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

As of March 31, 2023, the Company has issued a total of 5,832,979 common shares of beneficial interest in connection with draw downs of $80,000,000 of capital commitments and share purchases of $6,350,000 from investors through an immediate share issuance subscription agreement and $163,347 from dividend reinvestments for total contributed capital of $86,513,347.

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Total		5,832,979	$86,492,285	$21,062	$86,513,347
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of March 31, 2023, in the amount of $388,214, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share of beneficial interest for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets resulting from operations	$2,575,668	$(31,197)
Weighted average common shares of beneficial interest	5,501,765	2,333,334
Net increase (decrease) from operations per share	$0.47	$(0.01)

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

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

At March 31, 2023, the Company had investments in 27 portfolio companies. The composition of our investments as of March 31, 2023 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$159,587,588	$158,904,780
Equity	5,825,826	5,924,906
Total Investments	$165,413,414	$164,829,686
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 6.7% of our portfolio at fair value.

At December 31, 2022, the Company had investments in 25 portfolio companies. The composition of our investments as of December 31, 2022 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$152,825,940	$152,257,418
Equity	5,196,737	5,247,337
Total Investments	$158,022,677	$157,504,755
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 3.9% of our portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2023 and December 31, 2022, the Company had 23 and 22 of such investments with aggregate unfunded commitments of $32,348,000 and $36,293,611, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The aggregate gross unrealized depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Aggregate cost of portfolio company securities	$165,413,414	$158,022,677
Gross unrealized appreciation of portfolio company securities	729,661	550,229
Gross unrealized depreciation of portfolio company securities	(1,340,570)	(1,089,112)
Gross unrealized appreciation on foreign currency translation	27,181	20,961
Aggregate fair value of portfolio company securities	$164,829,686	$157,504,755

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2023 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien(1)	$—	$—	$158,904,780	$158,904,780
Equity	—	—	5,924,906	5,924,906
Total Investments	$—	$—	$164,829,686	$164,829,686

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2022 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien(1)	$—	$—	$152,257,418	$152,257,418
Equity	—	—	5,247,337	5,247,337
Total Investments	$—	$—	$157,504,755	$157,504,755

The aggregate values of Level 3 portfolio investments change during the three months ended March 31, 2023 are as follows:

	Senior Secured
	Loans-First
	Lien	Equity	Total
Fair value at beginning of period	$152,257,418	$5,247,337	$157,504,755
Purchases of investments	16,475,471	629,088	17,104,559
Sales and Redemptions	(9,820,034)	—	(9,820,034)
Change in unrealized (depreciation) appreciation on investments included in earnings	(114,287)	42,261	(72,026)
Change in unrealized appreciation on foreign currency translation included in earnings	—	6,220	6,220
Amortization of premium and accretion of discount, net	106,212	—	106,212
Fair value at end of period	$158,904,780	$5,924,906	$164,829,686

There were no Level 3 transfers during the three months ended March 31, 2023.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The aggregate values of Level 3 portfolio investments change during the year ended December 31, 2022 are as follows:

	Senior Secured
	Loans-First
	Lien	Equity	Total
Fair value at beginning of period	$—	$—	$—
Purchases of investments	163,129,279	5,196,737	168,326,016
Sales and Redemptions	(10,501,404)	—	(10,501,404)
Change in unrealized (depreciation) appreciation on investments included in earnings	(568,522)	29,639	(538,883)
Change in unrealized appreciation on foreign currency translation included in earnings	—	20,961	20,961
Amortization of premium and accretion of discount, net	198,065	—	198,065
Fair value at end of period	$152,257,418	$5,247,337	$157,504,755

There were no Level 3 transfers during the year ended December 31, 2022.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,357,408	$41,312,977	25.06%
Florida	32,556,554	32,398,237	19.66%
New York	24,427,289	24,359,644	14.78%
Illinois	14,020,948	13,584,129	8.24%
United Kingdom	10,662,258	10,666,859	6.47%
Washington	6,881,121	6,838,585	4.15%
Arizona	6,535,087	6,623,359	4.02%
Indiana	6,389,212	6,442,874	3.91%
Maryland	5,911,696	5,775,607	3.50%
Tennessee	5,123,585	5,123,585	3.11%
Wisconsin	4,931,987	5,071,600	3.08%
Idaho	4,335,565	4,351,529	2.64%
South Carolina	2,280,704	2,280,701	1.38%
	$165,413,414	$164,829,686	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,689,874	$41,670,626	26.46%
Florida	25,824,710	25,639,155	16.28%
New York	23,971,538	23,990,132	15.23%
Illinois	13,199,633	12,899,144	8.19%
United Kingdom	9,977,695	9,971,437	6.33%
Michigan	9,492,362	9,607,593	6.10%
Washington	6,892,968	6,750,961	4.29%
Indiana	6,384,015	6,339,226	4.02%
Maryland	6,094,066	5,955,848	3.78%
Arizona	5,161,586	5,259,750	3.34%
Wisconsin	4,940,698	5,031,797	3.19%
Idaho	4,393,532	4,389,086	2.79%
	$158,022,677	$157,504,755	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$39,707,966	$39,374,650	23.89%
Capital Equipment	22,092,697	22,222,187	13.48%
Consumer Goods: Non-Durable	18,828,629	18,803,489	11.41%
Consumer Goods: Durable	13,589,341	13,435,433	8.15%
Healthcare & Pharmaceuticals	12,130,838	12,159,870	7.38%
Media: Diversified & Production	10,662,258	10,666,859	6.47%
Chemicals, Plastics, & Rubber	8,616,550	8,446,364	5.13%
High Tech Industries	8,441,507	8,427,651	5.11%
Construction & Building	7,336,462	7,317,227	4.44%
Retail	5,963,327	5,951,707	3.61%
Beverage, Food, & Tobacco	5,123,585	5,123,585	3.11%
Media: Broadcasting & Subscription	4,619,356	4,619,356	2.80%
Services: Consumer	4,190,672	4,161,464	2.52%
Software	4,110,226	4,119,844	2.50%
	$165,413,414	$164,829,686	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$35,188,973	$35,046,444	22.25%
Capital Equipment	20,713,352	20,768,686	13.19%
Consumer Goods: Non-Durable	18,553,695	18,514,476	11.75%
Consumer Goods: Durable	13,741,132	13,680,426	8.69%
Media: Diversified & Production	9,977,695	9,971,437	6.33%
Healthcare & Pharmaceuticals	9,866,275	9,866,275	6.26%
Automotive	9,492,362	9,607,593	6.10%
High Tech Industries	8,455,439	8,399,480	5.33%
Chemicals, Plastics, & Rubber	7,490,771	7,351,701	4.67%
Construction & Building	7,348,309	7,195,856	4.57%
Retail	5,327,376	5,291,147	3.36%
Media: Broadcasting & Subscription	4,614,114	4,614,114	2.93%
Software	4,165,162	4,140,506	2.63%
Services: Consumer	3,088,022	3,056,614	1.94%
	$158,022,677	$157,504,755	100.00%

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$158,904,780	Income/Market	HY credit spreads,	-0.51% to 1.30% (0.48%)
		approach(2)	Risk free rates	-0.66% to 2.54% (0.84%)
			Market multiples	5.2x to 15.1x (10.1x)(4)

Equity investments	$5,924,906	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	5.5x to 22.4x (11.1x)
	$164,829,686
(1)	Weighted average based on fair value as of March 31, 2023.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -0.51% (-51 basis points) to 1.3% (130 basis points). The average of all changes was 0.48% (48 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2022:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$152,257,418	Income/Market	HY credit spreads,	-0.09% to 1.72% (1.06%)
		approach(2)	Risk free rates	0.63% to 2.87% (1.47%)
			Market multiples	5.2x to 15.1x (10.0x)(4)

Equity investments	$5,247,337	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	5.5x to 22.1x (10.4x)
	$157,504,755
(1)	Weighted average based on fair value as of December 31, 2022.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -0.09% (-9 basis points) to 1.72% (172 basis points). The average of all changes was 1.06% (106 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is currently not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, or results of operations.

As of March 31, 2023, the Company had $32,348,000 in unfunded debt commitments to 23 existing portfolio companies. As of December 31, 2022, the Company had $36,293,611 in unfunded debt commitments to 22 existing portfolio companies. As of March 31, 2023, the Company had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS

			For the Period from
			Commencement of
	Three Months Ended		Operations through
	March 31, 2023		March 31, 2022
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.64		$14.77	(2)
Net investment income	0.48		0.03
Change in unrealized depreciation on investments	(0.01)		(0.04)
Total from operations	$0.47		$(0.01)
Stockholder distributions from:
Net investment income	(0.42)		—
Other(3)	(0.01)		—
Net asset value at end of period	$14.68		$14.76
Total return based on market value(4)	3.17%		(0.10)%
Weighted average shares outstanding	5,501,765		2,333,334
Ratio/Supplemental Data:
Net assets at end of period	$85,651,670		$34,435,958
Weighted average net assets	$80,433,943		$34,466,626
Annualized ratio of net operating expenses to weighted average net assets(5)(6)	11.45%		2.93%
Annualized ratio of interest expense and other fees to weighted average net assets(6)	8.59%		1.31%
Annualized ratio of net investment income to weighted average net assets(5)(6)	8.42%		3.70%
Portfolio turnover(7)	24.72%		2.44%
Credit Facilities payable	$76,000,000		$34,000,000
Short-term loan payable	$4,500,000		$—
Asset coverage ratio(8)	2.13	x	2.01	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	The initial offering price of $15.00 per share less $0.23 per share of organization costs.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(5)	Net of 4.88% and 4.50% for the three months ended March 31, 2023 and 2022, respectively, from expenses reimbursed and fees waived by the Advisor.
(6)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., organization costs of $3,534 for the period from Commencement of Operations through March 31, 2022).
(7)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(8)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

NOTE 9 — CREDIT FACILITIES

Commitment Facility

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank as subsequently amended (the “Commitment Facility”). On May 5, 2022, the Company entered into a First Amendment to

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Revolving Credit and Security Agreement (the “First Amendment”) by and between the Company, as the borrower and Signature Bank as the lender. The First Amendment increased the maximum commitment amount under the Commitment Facility from $50,000,000 to $75,000,000 on a committed basis. On June 17, 2022, the Company entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) by and between the Company, as the borrower and Signature Bank, as the lender. The Second Amendment increased the maximum commitment amount under the Commitment Facility from $75,000,000 to $100,000,000 on a committed basis. The Commitment Facility was further amended by the Third Amendment to Revolving Credit and Security Agreement, dated July 19, 2022, and the Fourth Amendment to Revolving Credit and Security Agreement, dated September 7, 2022. Borrowings under the Commitment Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i)  one-month Term SOFR plus 1.80% plus a credit spread adjustment of 0.10% subject to a zero percent floor (ii) daily simple SOFR plus 1.80% plus a credit spread adjustment of 0.10% or (iii) (a) an alternate base rate based on the greatest of (I) the Prime Rate, (II) Federal Funds Rate plus 0.50% and (III) one-month Term SOFR plus 1.80%, minus (b) 0.80%. Interest is payable monthly in arrears. On March 10, 2023, Signature Bank was placed into receivership by the FDIC. On March 12, 2023, the FDIC created Signature Bridge Bank, N.A. (“Signature Bridge”) to take over the operations of Signature Bank. As of March 31, 2023, the Commitment Facility remained in full force and effect and is now serviced by Signature Bridge. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 31, 2023.

The Company's obligations to the lenders under the Commitment Facility are secured by investors' uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.00. As of March 31, 2023 and December 31, 2022, the Company was in compliance with these covenants.

As of March 31, 2023 and December 31, 2022, $45,000,000 and $80,615,000, respectively, was outstanding under the Commitment Facility. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred loan structure fees of $626,547 in connection with the current Commitment Facility, which are being amortized over the life of the facility. As of March 31, 2023 and December 31, 2022, $144,161 and $44,678 of such prepaid loan structure fees had yet to be amortized, respectively. These prepaid loan structure fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

The following is a summary of the Commitment Facility, net of prepaid loan structure fees:

	March 31, 2023	December 31, 2022
Commitment Facility payable	$45,000,000	$80,615,000
Prepaid loan structure fees	(144,161)	(44,678)
Commitment Facility payable, net of prepaid loan structure fees	$44,855,839	$80,570,322

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$882,942	$25,399
Loan structure fees amortization	75,607	47,368
Total interest and other fees	$958,549	$72,767
Weighted average interest rate	6.5%	2.2	%(1)
Effective interest rate (including fee amortization)	7.1%	28.3	%(1)
Average debt outstanding	$54,988,778	$1,593,220	(1)
Cash paid for interest and unused fees	$801,416	$—

(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through March 31, 2022.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2023 and December 31, 2022, the Company was in compliance with these covenants.

As of March 31, 2023 and December 31, 2022, there was $31,000,000 and $0 outstanding balance under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,201,140 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of March 31, 2023 and December 31, 2022, $1,048,006 and $1,122,188 of such prepaid loan structure fees and

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31, 2023	December 31, 2022
Credit Facility payable	$31,000,000	$—
Prepaid loan structure fees	(1,048,006)	(1,122,188)
Credit Facility payable, net of prepaid loan structure fees	$29,951,994	$(1,122,188)

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
Interest expense	$661,928
Loan structure fees amortization	81,287
Total interest and other fees	$743,215
Weighted average interest rate	9.0%
Effective interest rate (including fee amortization)	10.1%
Average debt outstanding	$29,711,111
Cash paid for interest and unused fees	$636,125

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	April 14, 2023	BLP Buyer, Inc.*	Distributor of lifting solutions	$781,051	Senior Secured – First Lien
				$102,981	Equity
Add-On Investment	April 17, 2023	Axis Portable Air, LLC*	Air conditioning, heating, and air quality equipment rental company	$854,937	Senior Secured – First Lien
New Investment	April 28, 2023	Impact Home Services, LLC	Residential, garage door, electrical, and plumbing services provider	$2,680,423	Senior Secured – First Lien
				$735,885	Revolver commitment
				$175,908	Equity
New Investment	May 1, 2023	RIA Advisory, LLC	Provider of Oracle software implementation services	$4,173,954	Senior Secured – First Lien
				$683,288	Revolver commitment
				$193,866	Equity
*	Existing portfolio company

Credit Facility

On April 26, 2023, the Company increased the maximum commitment amount of the Credit Facility, pursuant to the existing accordion feature, from $130,000,000 to $150,000,000 on a committed basis.

The outstanding balance under the Commitment Facility as of May 11, 2023 was $45,000,000 and the outstanding balance under the Credit Facility was $38,650,000.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Sale of Unregistered Securities

Since March 31, 2023, the Company sold 339,316 common shares of beneficial interest at a price of $14.68 per share for aggregate proceeds of $5,000,000, which includes $18,840 of Organizational Expense Allocation pursuant to the Immediate Share Issuance Agreement. The sale of common shares of beneficial interest was made pursuant to a subscription agreement entered into by the Company and its shareholders. Additionally, the Company entered into a Capital Draw Down Subscription Agreement for $5,000,000 in undrawn commitments. Under the terms of the Capital Draw Down subscription agreements, shareholders of the Company with outstanding undrawn capital commitments are required to fund drawdowns to purchase shares of common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten days’ prior notice to shareholders.

Since March 31, 2023, the Company also issued 10,629 common shares of beneficial interest under the DRIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Private Credit BDC’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies (as defined in the 1940 Act).” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million, in each case organized and with their principal of business in the United States.

We qualify and intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2023 and December 31, 2022, we were in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 213% and 200%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and may continue to observe supply chain interruptions, labor resource shortages, commodity inflation, rising interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic, and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial market.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation, and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

As of March 31, 2023, we had $164.8 million (at fair value) invested in 27 portfolio companies. As of March 31, 2023, our portfolio included approximately 96% of first lien debt and 4% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$159,587,588	$158,904,780
Equity	5,825,826	5,924,906
Total Investments	$165,413,414	$164,829,686
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 6.7% of our portfolio at fair value.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2023 and December 31, 2022, we had unfunded commitments of $32.3 million and $36.3 million, respectively, to provide debt financing to 23 and 22 portfolio companies, respectively. As of March 31, 2023, we had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,357,408	$41,312,977	25.06%
Florida	32,556,554	32,398,237	19.66%
New York	24,427,289	24,359,644	14.78%
Illinois	14,020,948	13,584,129	8.24%
United Kingdom	10,662,258	10,666,859	6.47%
Washington	6,881,121	6,838,585	4.15%
Arizona	6,535,087	6,623,359	4.02%
Indiana	6,389,212	6,442,874	3.91%
Maryland	5,911,696	5,775,607	3.50%
Tennessee	5,123,585	5,123,585	3.11%
Wisconsin	4,931,987	5,071,600	3.08%
Idaho	4,335,565	4,351,529	2.64%
South Carolina	2,280,704	2,280,701	1.38%
	$165,413,414	$164,829,686	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,689,874	$41,670,626	26.46%
Florida	25,824,710	25,639,155	16.28%
New York	23,971,538	23,990,132	15.23%
Illinois	13,199,633	12,899,144	8.19%
United Kingdom	9,977,695	9,971,437	6.33%
Michigan	9,492,362	9,607,593	6.10%
Washington	6,892,968	6,750,961	4.29%
Indiana	6,384,015	6,339,226	4.02%
Maryland	6,094,066	5,955,848	3.78%
Arizona	5,161,586	5,259,750	3.34%
Wisconsin	4,940,698	5,031,797	3.19%
Idaho	4,393,532	4,389,086	2.79%
	$158,022,677	$157,504,755	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$39,707,966	$39,374,650	23.89%
Capital Equipment	22,092,697	22,222,187	13.48%
Consumer Goods: Non-Durable	18,828,629	18,803,489	11.41%
Consumer Goods: Durable	13,589,341	13,435,433	8.15%
Healthcare & Pharmaceuticals	12,130,838	12,159,870	7.38%
Media: Diversified & Production	10,662,258	10,666,859	6.47%
Chemicals, Plastics, & Rubber	8,616,550	8,446,364	5.13%
High Tech Industries	8,441,507	8,427,651	5.11%
Construction & Building	7,336,462	7,317,227	4.44%
Retail	5,963,327	5,951,707	3.61%
Beverage, Food, & Tobacco	5,123,585	5,123,585	3.11%
Media: Broadcasting & Subscription	4,619,356	4,619,356	2.80%
Services: Consumer	4,190,672	4,161,464	2.52%
Software	4,110,226	4,119,844	2.50%
	$165,413,414	$164,829,686	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$35,188,973	$35,046,444	22.25%
Capital Equipment	20,713,352	20,768,686	13.19%
Consumer Goods: Non-Durable	18,553,695	18,514,476	11.75%
Consumer Goods: Durable	13,741,132	13,680,426	8.69%
Media: Diversified & Production	9,977,695	9,971,437	6.33%
Healthcare & Pharmaceuticals	9,866,275	9,866,275	6.26%
Automotive	9,492,362	9,607,593	6.10%
High Tech Industries	8,455,439	8,399,480	5.33%
Chemicals, Plastics, & Rubber	7,490,771	7,351,701	4.67%
Construction & Building	7,348,309	7,195,856	4.57%
Retail	5,327,376	5,291,147	3.36%
Media: Broadcasting & Subscription	4,614,114	4,614,114	2.93%
Software	4,165,162	4,140,506	2.63%
Services: Consumer	3,088,022	3,056,614	1.94%
	$158,022,677	$157,504,755	100.00%

At March 31, 2023, our average portfolio company investment at both amortized cost and fair value was approximately $6.1 million and our largest portfolio company investment at amortized cost and fair value was $11.0 million and $10.8 million, respectively. At December 31, 2022, our average portfolio company investment at both amortized cost and fair value was approximately $6.3 million and our largest portfolio company investment at amortized cost and fair value was $10.9 million and $10.8 million, respectively.

At both March 31, 2023 and December 31, 2022, 100% of our debt investments bore interest based on floating rates (subject to interest rate floors).

The weighted average yield on all of our debt investments as of March 31, 2023 and December 31, 2022 was approximately 11.8% and 11.4%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of March 31, 2023 and December 31, 2022 was approximately 11.4% and 11.1%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $7.7 million and $15.5 million, respectively.

Investment Activity

During the three months ended March 31, 2023, we made an aggregate of $17.1 million of investments in three new portfolio companies and one existing portfolio company. During the three months ended March 31, 2023, we received an aggregate of $9.8 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2023			As of December 31, 2022
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$11.7	7%	2	$11.6	7%	2
2	148.7	90%	24	145.9	93%	23
3	$4.4	3%	1	$—	—%	—
Total	$164.8	100%	27	$157.5	100%	25

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

Comparison of the three months ended March 31, 2023 and 2022

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

The following shows the breakdown of investment income for the three months ended March 31, 2023 and 2022 (in millions).

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest income(1)	$4.6	$0.4
Miscellaneous fees(1)	0.3	—
Total	$4.9	$0.4
(1)	For the three months ended March 31, 2023 and 2022, we recognized $0.3 million and $0.0 million, respectively, of non-recurring income related to early repayments to specific loan positions.

The increase in interest income from the respective periods was due primarily to growth in the overall investment portfolio, rising interest rates, and a three months of investment activity for the three months ended March 31, 2023, as compared to two months of investments activity for the three months ended March 31, 2022.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital and the Advisor, or payable to third parties, including agents, consultants, or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating, and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state, and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2023 and 2022 (in hundreds of thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating Expenses
Management fees	$6.0	$0.9
Income incentive fees	4.4	—
Professional fees	2.1	1.1
Organization costs	—	0.9
Amortization of deferred offering costs	0.6	0.3
Administrative services expenses	0.9	0.7
Trustees' fees	0.4	0.4
Insurance expense	0.2	0.2
Valuation fees	0.2	—
Interest expense and other fees	17.0	0.7
Income tax expense	0.1	—
Other general and administrative expenses	0.5	0.2
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	(9.7)	(2.5)
Net Operating Expenses	$22.7	$2.9

The increase in operating expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facilities, as well as rising interest rates, (2) higher incentive fees due to portfolio performance, (3) a full three months of operating activity for the three months ended March 31, 2023, as compared to two months of operating activity for the three months ended March 31, 2022, offset by the increased expenses reimbursed/fees waived by the Advisor (See Note 2 for further details).

Net Investment Income

For the three months ended March 31, 2023, net investment income was $2.6 million, or $0.48 per common share of beneficial interest (based on 5,501,765 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2023).

For the three months ended March 31, 2022, net investment income was $0.1 million, or $0.03 per common share of beneficial interest (based on 2,333,334 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2022).

The increase in net investment income over the respective periods was due to higher investment income as a result of a larger investment portfolio and rising interest rates, offset by the increase in expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. There were no realized gains on investments for both the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, the Company realized less than $0.1 million and $0.0 million of net realized gains related to foreign currency translations.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2023 and 2022 totaled $9.8 million and $0.5 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents for both the three months ended March 31, 2023 and 2022 totaled ($0.1) million.

Provision for Taxes on Unrealized Appreciation on Investments

The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three months ended March 31, 2023 and 2022, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position on the Consolidated Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2023, net increase in net assets resulting from operations totaled $2.6 million, or $0.47 per common share of beneficial interest (based on 5,501,765 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2023).

For the three months ended March 31, 2022, net decrease in net assets resulting from operations totaled ($0.0) million, or ($0.01) per common share of beneficial interest (based on 2,333,334 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2022).

Financial condition, liquidity, and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $0.6 million and $37.5 million for the three months ended March 31, 2023 and 2022, respectively, primarily in connection with the purchase of new portfolio investments. Our financing activities for the three months ended March 31, 2023 used cash of $8.3 million primarily from net paydowns on our Credit Facilities (defined below) and issuance of common shares of beneficial interest. Our financing activities for the period ended March 31, 2022 provided cash of $68.6 million primarily from proceeds from net borrowings on our Credit Facility and short-term loan, offset by the issuance of common shares of beneficial interest.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from net proceeds of any share offering, pursuant to capital calls from investors with capital commitments to us, the Credit Facility, and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common shares of beneficial interest. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 213% and 200%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $7.7 million and $15.5 million.

Credit Facilities

Commitment Facility

On February 1, 2022, we entered into a revolving credit and security agreement with Signature Bank (as amended, the “Commitment Facility”). The Commitment Facility provides for borrowings up to a maximum of $100.0 million on a committed basis. Borrowings under the Commitment Facility bear interest, subject to our election, on a per annum basis equal to (i) one-month Term SOFR plus 1.80% plus a credit spread adjustment of 0.10%, subject to a zero percent floor, (ii) daily simple SOFR plus 1.80% plus a credit spread adjustment of 0.10%, or (iii) (a) an alternate base rate based on the greatest of (I) the Prime Rate, (II) Federal Funds Rate plus 0.50% and (III) one-month Term SOFR plus 1.80%, minus (b) 0.80%. We pay unused commitment fees of 0.25% per annum on the unused lender commitments. Interest is payable monthly in arrears. On March 10, 2023, Signature Bank was placed into receivership by the Federal Deposit Insurance Corporation (the “FDIC”). On March 12, 2023, the FDIC created Signature Bridge Bank, N.A. (“Signature Bridge”) to take over the operations of Signature Bank. As of March 31, 2023, the Commitment Facility remained in full force and effect and is now serviced by Signature Bridge. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 31, 2023.

Our obligations to the lenders under the Commitment Facility are secured by investors' uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.00. As of March 31, 2023 and December 31, 2022, we were in compliance with these covenants.

As of March 31, 2023 and December 31, 2022, $45.0 million and $80.6 million was outstanding under the Commitment Facility, respectively. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $0.6 million in connection with the Commitment Facility, which are being amortized over the life of the facility. As of March 31, 2023 and December 31, 2022, $0.1 million and less than $0.1 million of such prepaid loan structure fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$0.9	$0.1
Loan structure fees amortization	0.1	—
Total interest and other fees	$1.0	$0.1
Weighted average interest rate	6.5%	2.2	%(1)
Effective interest rate (including fee amortization)	7.1%	28.3	%(1)
Average debt outstanding	$55.0	$1.6	(1)
Cash paid for interest and unused fees	$0.8	$—
(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through March 31, 2022.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2023 and December 31, 2022, we were in compliance with these covenants.

As of March 31, 2023 and December 31, 2022, there were $31.0 million and $0.0 million outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $1.2 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of March 31, 2023 and December 31, 2022, $1.0 million and $1.1 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facility payable.

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three months ended March 31, 2023 (in millions):

Three Months Ended
March 31, 2023
Interest expense	$0.6
Loan structure fees amortization	0.1
Total interest and other fees	$0.7
Weighted average interest rate	9.0%
Effective interest rate (including fee amortization)	10.1%
Average debt outstanding	$297.1
Cash paid for interest and unused fees	$6.4

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2023 and December 31, 2022, our off-balance sheet arrangements consisted of $32.3 million and $36.3 million, respectively, of unfunded commitments to provide debt and equity financings to 23 and 22 of our portfolio companies, respectively. As of March 31, 2023, we had sufficient liquidity to fund such unfunded commitments (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) should the need arise.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2022, the Company estimates that it has $0.3 million of undistributed taxable income that was carried forward toward distributions to be paid in 2023. All of the undistributed ordinary income as of December 31, 2022 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2022.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

We consider the most significant accounting policies related to estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses to be those related to investment valuation.

Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	April 14, 2023	BLP Buyer, Inc.*	Distributor of lifting solutions	$781,051	Senior Secured – First Lien
				$102,981	Equity
Add-On Investment	April 17, 2023	Axis Portable Air, LLC*	Air conditioning, heating, and air quality equipment rental company	$854,937	Senior Secured – First Lien
New Investment	April 28, 2023	Impact Home Services, LLC	Residential, garage door, electrical, and plumbing services provider	$2,680,423	Senior Secured – First Lien
				$735,885	Revolver commitment
				$175,908	Equity
New Investment	May 1, 2023	RIA Advisory, LLC	Provider of Oracle software implementation services	$4,173,954	Senior Secured – First Lien
				$683,288	Revolver commitment
				$193,866	Equity
*	Existing portfolio company

Credit Facility

On April 26, 2023, the Company increased the maximum commitment amount of the Credit Facility, pursuant to the existing accordion feature, from $130.0 million to $150.0 million on a committed basis.

The outstanding balance under the Commitment Facility as of May 11, 2023 was $45.0 million and the outstanding balance under the Credit Facility was $38.7 million.

Sale of Unregistered Securities

Since March 31, 2023, the Company sold 339,316 common shares of beneficial interest at a price of $14.68 per share for aggregate proceeds of $5.0 million, which includes less than $0.1 million of Organizational Expense Allocation pursuant to the Immediate Share Issuance Agreement. The sale of common shares of beneficial interest was made pursuant to a subscription agreement entered into by the Company and its shareholders. Additionally, the Company entered into a Capital Draw Down Subscription Agreement for $5.0 million in undrawn commitments. Under the terms of the Capital Draw Down subscription agreements, shareholders of the Company with outstanding undrawn capital commitments are required to fund drawdowns to purchase shares of common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten days’ prior notice to shareholders.

Since March 31, 2023, the Company also issued 10,629 common shares of beneficial interest under the DRIP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in May 2023, bringing the target for the federal funds rate to 5.00% - 5.25%, the highest since August 2007. As of both March 31, 2023 and December 31, 2022, 100% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR and SOFR, which are indexed to 30-day or 90-day LIBOR and SOFR rates, subject to interest rate floors. As of March 31, 2023 and December 31, 2022, the weighted average interest rate floor on our floating rate loans was 1.22% and 1.14%, respectively.

Assuming that the Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$3.2	$(1.5)	$1.7
Up 150 basis points	2.4	(1.1)	1.3
Up 100 basis points	1.6	(0.8)	0.8
Up 50 basis points	0.8	(0.4)	0.4
Down 50 basis points	(0.8)	0.4	(0.4)
Down 100 basis points	(1.6)	0.8	(0.8)
Down 150 basis points	(2.4)	1.1	(1.3)
Down 200 basis points	(3.2)	1.5	(1.7)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of March 31, 2023, the three month LIBOR rate was 519 basis points and the three month SOFR rate was 491 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 0 bps and 25 bps SOFR floors pursuant to the Commitment Facility and Credit Facility agreements, respectively.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet and other business or economic developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2023 and 2022, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2023 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended March 31, 2023 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 3, 2023.

Our business and our portfolio companies may be susceptible to economic slowdowns or recessions and to risks related to bank impairments or failures

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. In March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank and subsequently in May 2023 of First Republic Bank due to liquidity concerns and concerns have arisen regarding the stability of other banks and financial institutions. Also, the impairment or failure of one or more banks with whom the Company, its portfolio companies, and/or the Adviser transact may inhibit the ability of the Company or its portfolio companies to access depository accounts. In such cases, the Company may be forced to delay or forgo investments, resulting in lower Company performance. In the event of such a failure of a banking institution where the Company or one or more of its portfolio companies holds depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, the Company and its affected portfolio companies would not recover such excess, uninsured amounts. To the extent that the Company or the portfolio companies are impacted, their ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2023, pursuant to capital commitments received, the Company issued 341,529 common shares of beneficial interest at a price of $14.64 for total proceeds of $5,000,000.

The Company issued 8,017 common shares of beneficial interest under the distribution reinvestment program (“DRIP”) during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description
3.1	Second Amended and Restated Declaration of Trust. Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 13, 2023
3.2	Form of Bylaws, Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2023	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer