Form 10-Q
period 2023-06-30
Stellus Private Credit BDC
filed 2023-08-11
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of August 11, 2023 was 6,267,498.

STELLUS PRIVATE CREDIT BDC

i

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023
	(unaudited)	December 31, 2022
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $187,087,867 and $158,022,677, respectively)	$188,323,515	$157,504,755
Cash and cash equivalents	750,437	15,469,823
Interest receivable	1,309,349	1,030,274
Expense reimbursement receivable from the Advisor (Note 2)	139,229	165,638
Deferred offering costs	86,760	54,394
Related party receivable	104,584	9,620
Prepaid expenses	62,416	133,004
Receivable for sales and repayments of investments	21,102	26,996
Total Assets	$190,797,392	$174,394,504
LIABILITIES
Credit Facilities payable	$93,979,360	$79,448,134
Short-term loan payable	—	11,250,000
Dividends payable	2,720,486	1,809,533
Unearned revenue	607,975	539,634
Income incentive fee payable	359,033	328,196
Capital gains incentive fee payable	124,892	—
Interest payable	173,329	563,241
Administrative services payable	92,213	66,064
Income tax payable	15,861	7,471
Other accrued expenses and liabilities	127,045	119,274
Total Liabilities	$98,200,194	$94,131,547
Commitments and contingencies (Note 7)
Net Assets	$92,597,198	$80,262,957
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 6,182,924 and 5,483,433 issued and outstanding, respectively)	$61,829	$54,834
Paid-in capital	91,218,919	80,950,845
Total distributable earnings (loss)	1,316,450	(742,722)
Net Assets	$92,597,198	$80,262,957
Total Liabilities and Net Assets	$190,797,392	$174,394,504
Net Asset Value Per Share	$14.98	$14.64

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
INVESTMENT INCOME
Interest income	$5,158,773	$1,247,218	$9,890,725	$1,606,229
Other income	62,484	30,608	238,553	41,351
Total Investment Income	$5,221,257	$1,277,826	$10,129,278	$1,647,580
OPERATING EXPENSES
Management fees	$666,721	$299,076	$1,268,560	$391,365
Income incentive fees	468,011	77,677	907,677	77,677
Capital gains incentive fee	124,892	—	124,892	—
Professional fees	168,703	116,476	380,511	225,064
Organization costs	—	—	1,000	90,184
Amortization of deferred offering costs	41,106	62,954	98,729	97,831
Administrative services expenses	100,914	40,257	194,674	108,399
Trustees' fees	40,000	40,000	80,000	78,000
Insurance expense	20,307	20,495	40,391	40,796
Valuation fees	615	—	18,274	—
Interest expense and other fees	1,822,407	277,904	3,525,910	350,671
Income tax expense	8,855	—	16,690	—
Other general and administrative expenses	37,503	30,392	81,023	48,369
Total Operating Expenses	$3,500,034	$965,231	$6,738,331	$1,508,356
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	$(961,954)	$(386,500)	$(1,930,229)	$(636,722)
Net Operating Expenses	$2,538,080	$578,731	$4,808,102	$871,634
Net Investment Income	$2,683,177	$699,095	$5,321,176	$775,946
Net realized gain on foreign currency translation	$7,846	$—	$11,321	$—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	1,819,403	(82,562)	1,747,377	(190,610)
Net change in unrealized (depreciation) appreciation on foreign currency translations	(27)	579	6,193	579
Net Increase in Net Assets Resulting from Operations	$4,510,399	$617,112	$7,086,067	$585,915
Net Investment Income Per Share – basic and diluted	$0.44	$0.23	$0.92	$0.28
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.75	$0.20	$1.23	$0.21
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	6,037,036	3,092,695	5,770,879	2,790,962
Distributions Per Share – basic and diluted	$0.45	$—	$0.87	$—

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	(loss) gain	Net Assets
Balances at December 31, 2021	—	$—	$—	$(532,845)	$(532,845)
Net investment income	—	—	—	76,851	76,851
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(108,048)	(108,048)
Issuance of common shares of beneficial interest	2,333,334	23,333	34,976,667	—	35,000,000
Balances at March 31, 2022	2,333,334	$23,333	$34,976,667	$(564,042)	$34,435,958
Net investment income	—	—	—	699,095	699,095
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(82,562)	(82,562)
Net change in unrealized appreciation on foreign currency translation	—	—	—	579	579
Issuance of common shares of beneficial interest	1,355,013	13,550	19,986,450	—	20,000,000
Balances at June 30, 2022	3,688,347	$36,883	$54,963,117	$53,070	$55,053,070

Balances at December 31, 2022	5,483,433	$54,834	$80,950,845	$(742,722)	$80,262,957
Net investment income	—	—	—	2,637,999	2,637,999
Net realized gain on foreign currency translation	—	—	—	3,475	3,475
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(72,026)	(72,026)
Net change in unrealized appreciation on foreign currency translations	—	—	—	6,220	6,220
Distributions from net investment income	—	—	—	(2,306,409)	(2,306,409)
Issuance of common shares of beneficial interest	349,546	3,496	5,115,958	—	5,119,454
Balances at March 31, 2023	5,832,979	$58,330	$86,066,803	$(473,463)	$85,651,670
Net investment income	—	—	—	2,683,177	2,683,177
Net realized gain on foreign currency translation	—	—	—	7,846	7,846
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,819,403	1,819,403
Net change in unrealized depreciation on foreign currency translations	—	—	—	(27)	(27)
Distributions from net investment income	—	—	—	(2,720,486)	(2,720,486)
Issuance of common shares of beneficial interest	349,945	3,499	5,152,116	—	5,155,615
Balances at June 30, 2023	6,182,924	$61,829	$91,218,919	$1,316,450	$92,597,198

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$7,086,067	$585,915
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(41,418,778)	(79,461,775)
Proceeds from sales and repayments of investments	12,580,637	690,802
Net change in unrealized (appreciation) depreciation on investments	(1,747,377)	190,610
Net change in unrealized appreciation foreign currency translations	(6,193)	(579)
Amortization of premium and accretion of discount, net	(221,155)	(49,672)
Amortization of loan structure fees	298,970	144,559
Amortization of deferred offering costs	98,729	97,831
Changes in other assets and liabilities
Increase in interest receivable	(279,075)	(488,877)
Increase in other receivable	—	(12,997)
Increase in related party receivable	(94,964)	(383,465)
Decrease (increase) in expense reimbursements receivable from the Advisor	26,409	(245,356)
Decrease in prepaid expenses	70,588	45,204
Decrease in due to affiliate	—	(460,085)
Decrease in trustees' fees payable	—	(42,000)
Increase in administrative services payable	26,149	64,174
(Decrease) increase in interest payable	(389,912)	92,113
Increase in income incentive fees payable	30,837	77,677
Increase in capital gains incentive fees payable	124,892	—
Increase in unearned revenue	68,341	365,612
Increase in income tax payable	8,390	—
Increase (decrease) in other accrued expenses and liabilities	7,771	(57,107)
Net Cash Used in Operating Activities	$(23,729,674)	$(78,847,416)
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$10,275,069	$55,000,000
Offering costs paid for common shares of beneficial interest issued	(131,095)	(121,807)
Stockholder distributions paid	(4,115,942)	—
Borrowings under Credit Facilities	72,000,000	59,950,000
Repayments of Credit Facilities	(57,415,000)	(13,500,000)
Financing costs paid on Credit Facilities	(352,744)	(429,573)
Short-term loan repayments	(11,250,000)	25,000,000
Net Cash Provided by Financing Activities	$9,010,288	$125,898,620
Net (Decrease) Increase in Cash and Cash Equivalents	$(14,719,386)	$47,051,204
Cash and Cash Equivalents Balance at Beginning of Period	15,469,823	—
Cash and Cash Equivalents Balance at End of Period	$750,437	$47,051,204
Supplemental and Non-Cash Activities
Cash paid for interest expense	$3,616,852	$113,999
Increase in deferred offering costs	32,366	23,976
Income and excise tax paid	8,300	—
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	155,615	—
Increase in dividends payable	910,953	—

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023

(unaudited)

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)							Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.74%	6/5/2023	6/5/2028	Services: Business	$2,505,461	$2,443,566	$2,443,566	2.64%
2X Investors LP Class A Units		Equity				6/5/2023			50,361	503,611	503,610	0.54%
Total										$2,947,177	$2,947,176	3.18%
American Refrigeration, LLC	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.74%	3/31/2023	3/31/2028	Services: Business	$3,727,007	$3,637,283	$3,727,007	4.02%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.50%	11.73%	3/31/2023	3/31/2028		124,339	$124,339	$124,339	0.13%
AR-USA Holdings, LLC Class A Units		Equity				3/31/2023			91	91,031	147,616	0.16%
Total										$3,852,653	$3,998,962	4.31%
Archer Systems, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.39%	8/11/2022	8/11/2027	Services: Business	$9,191,138	$9,034,335	$9,191,138	9.94%
CF Arch Holdings LLC Class A Units		Equity				8/10/2022			496,967	496,967	643,698	0.70%
Total										$9,531,302	$9,834,836	10.64%
Axis Portable Air, LLC	(4)							Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.14%	3/22/2022	3/22/2028	Capital Equipment	$1,509,146	$1,484,232	$1,509,146	1.63%
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.14%	4/17/2023	3/22/2028		$854,937	$838,275	$854,937	0.92%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.14%	3/22/2022	3/22/2028		1,344,512	1,332,703	1,344,512	1.45%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.14%	11/3/2022	3/22/2028		4,115,854	4,115,854	4,115,854	4.44%
Axis Air Parent, LLC Preferred Units		Equity				3/22/2022			1,527	152,661	251,123	0.27%
Total										$7,923,725	$8,075,572	8.71%
Baker Manufacturing Company, LLC								Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	11.36%	7/5/2022	7/5/2027	Capital Equipment	$6,169,082	$6,063,547	$6,138,237	6.63%
BSC Blue Water Holdings, LLC Series A Units		Equity				7/5/2022			330,978	330,978	352,257	0.38%
Total										$6,394,525	$6,490,494	7.01%
BLP Buyer, Inc.	(4)							Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.25%	11.44%	2/1/2022	2/1/2027	Capital Equipment	$2,764,448	$2,722,460	$2,722,981	2.94%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.25%	11.69%	10/3/2022	2/1/2027		1,272,317	1,244,972	1,253,232	1.35%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	11.94%	12/8/2022	2/1/2027		4,840,631	4,711,264	4,768,022	5.15%
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	11.94%	4/14/2023	2/1/2027		781,051	758,794	769,335	0.83%
Revolver	(5)	First Lien	1M SOFR+6.25%	1.25%	11.44%	2/1/2022	2/1/2027		292,061	292,061	287,680	0.31%
BL Products Parent, L.P. Class A Units		Equity				2/1/2022			395,294	442,307	595,974	0.64%
Total										$10,171,858	$10,397,224	11.22%
Cerebro Buyer, LLC	(4)							Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+6.75%	1.00%	11.95%	3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$2,108,715	$2,057,957	$2,077,084	2.24%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity				3/15/2023			34,135	34,135	201,624	0.22%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity				3/15/2023			184,925	184,925	-	0.00%
Total										$2,277,017	$2,278,708	2.46%
Channel Partners Intermediateco, LLC	(4)							Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.39%	2/24/2022	2/7/2027	Retail	$4,652,269	$4,616,454	$4,605,746	4.97%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.39%	6/24/2022	2/7/2027		453,219	449,505	448,687	0.48%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.39%	3/27/2023	2/7/2027		650,974	644,799	644,464	0.70%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	11.39%	2/24/2022	2/7/2027		499,402	499,402	494,408	0.53%
Total										$6,210,160	$6,193,305	6.68%
COPILOT Provider Support Services, LLC	(4)							Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%	11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,462,134	$9,289,818	$9,367,512	10.13%
QHP Project Captivate Blocker, Inc. Common Stock		Equity				11/22/2022			8	544,779	546,847	0.59%
Total										$9,834,597	$9,914,359	10.72%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023

(unaudited)

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Craftable Intermediate II Inc.	(4)							Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.74%	6/30/2023	6/30/2028	High Tech Industries	$4,735,553	$4,640,842	$4,640,842	5.01%
Gauge Craftable LP Partnership Interests		Equity				6/30/2023			485,218	485,218	485,218	0.52%
Total										$5,126,060	$5,126,060	5.53%
Curion Holdings, LLC	(4)							Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.00%	12.14%	7/29/2022	7/29/2027	Services: Business	$3,525,014	$3,465,085	$3,366,388	3.64%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.00%	12.14%	7/29/2022	7/29/2027		1,275,886	1,275,886	1,218,471	1.32%
SP CS Holdings LLC Class A Units		Equity				7/29/2022			343,529	343,529	105,946	0.11%
Total										$5,084,500	$4,690,805	5.07%
Equine Network, LLC	(4)							Boulder, CO
Term A Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	11.72%	5/22/2023	5/22/2028	Services: Consumer	$2,261,138	$2,205,295	$2,205,295	2.38%
Total										$2,205,295	$2,205,295	2.38%
Exigo, LLC	(4)							Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+5.75%	1.00%	10.95%	3/16/2022	3/16/2027	Software	$3,941,358	$3,895,115	$3,941,358	4.26%
Gauge Exigo Coinvest, LLC Common Units		Equity				3/16/2022			168,003	168,003	168,003	0.18%
Total										$4,063,118	$4,109,361	4.44%
Florachem Corporation	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.89%	4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,252,186	$1,230,940	$1,233,403	1.33%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	11.89%	4/29/2022	4/29/2028		1,310,369	1,310,369	1,290,713	1.39%
SK FC Holdings, L.P. Class A Units		Equity				4/29/2022			161	161,283	129,027	0.14%
Total										$2,702,592	$2,653,143	2.86%
Heartland Business Systems, LLC	(4)							Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.64%	8/26/2022	8/26/2027	Services: Business	$3,186,607	$3,133,045	$3,186,607	3.44%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.64%	8/26/2022	8/26/2027		3,307,862	3,274,783	3,307,862	3.57%
AMCO HBS Holdings, LP Class A Units	(10)	Equity				8/26/2022			1,570	143,455	334,380	0.36%
Total										$6,551,283	$6,828,849	7.37%
Heat Makes Sense Shared Services, LLC	(4)							Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	10.26%	7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,442,620	$7,306,669	$7,442,620	8.05%
Ishtar Co-Invest-B LP Partnership Interests		Equity				7/1/2022			298,251	298,251	515,046	0.56%
Oshun Co-Invest-B LP Partnership Interests		Equity				7/1/2022			85,213	85,213	147,154	0.16%
Total										$7,690,133	$8,104,820	8.77%
HV Watterson Holdings, LLC	(4)							Schaumburg, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.64%	2/1/2022	12/17/2026	Services: Business	$8,118,651	$8,057,827	$7,996,871	8.65%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	11.64%	2/1/2022	12/17/2026		794,567	794,567	782,648	0.85%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.64%	2/1/2022	12/17/2026		197,208	195,552	194,250	0.21%
Total										$9,047,946	$8,973,769	9.71%
Impact Home Services LLC	(4)							Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.74%	4/28/2023	4/28/2028	Services: Consumer	$2,680,423	$2,615,052	$2,615,052	2.82%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.74%	6/30/2023	4/28/2028		$121,837	$118,791	$118,866	0.13%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.74%	4/28/2023	4/28/2028		91,986	91,986	89,743	0.10%
Impact Holdings Georgia LLC Class A Units		Equity				4/28/2023			176	175,908	175,908	0.19%
Total										$3,001,737	$2,999,569	3.24%
Inoapps Bidco, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	11.02%	2/15/2022	2/15/2027	High Tech Industries	$5,635,674	$5,549,538	$5,579,317	6.03%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	11.02%	2/15/2022	2/15/2027		2,354,127	2,334,569	2,330,586	2.52%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity				2/15/2022			512,365	543,572	531,603	0.57%
Total										$8,427,679	$8,441,506	9.12%
International Designs Group LLC								Farmingville, NY
International Designs Holdings LLC Common Units		Equity				4/1/2022		Construction & Building	$455,341	$455,341	$401,164	0.43%
Total										$455,341	$401,164	0.43%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023

(unaudited)

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Lightning Intermediate II, LLC	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	12.09%	6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$6,001,194	$5,902,560	$5,911,176	6.38%
Gauge Vimergy Coinvest, LLC Units		Equity				6/6/2022			178	178,347	112,858	0.12%
Total										$6,080,907	$6,024,034	6.50%
MacKenzie-Childs Acquisition, Inc.	(4)							Aurora, NY
Term Loan	(5)	First Lien	6M SOFR+6.00%	1.00%	11.11%	9/2/2022	9/2/2027	Consumer Goods: Durable	$9,331,532	$9,210,151	$9,238,216	9.99%
Revolver	(5)	First Lien	6M SOFR+6.00%	1.00%	11.11%	9/2/2022	9/2/2027		1,331,608	1,331,608	1,318,292	1.42%
MacKenzie-Childs Investment, LP Partnership Interests		Equity				9/2/2022			311,482	311,482	286,305	0.31%
Total										$10,853,241	$10,842,813	11.72%
Madison Logic Holdings, Inc.	(4)(9)							New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.24%	12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,744,927	$4,613,200	$4,673,753	5.05%
Total										$4,613,200	$4,673,753	5.05%
Microbe Formulas LLC	(4)							Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	11.44%	4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$4,101,522	$4,067,492	$4,101,522	4.43%
Total										$4,067,492	$4,101,522	4.43%
Monitorus Holding, LLC	(4)(6)							London, UK
Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	12.54%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,119,464	$6,069,362	$6,088,867	6.58%
Revolver	(5)	First Lien	3M LIBOR+7.00%	1.00%	12.54%	5/24/2022	5/24/2027		€1,251,514	1,360,599	1,353,796	1.46%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	12.54%	5/24/2022	5/24/2027		€3,585,699	3,619,086	3,600,991	3.89%
Sapphire Aggregator S.a r.l. Class A Shares		Equity				9/1/2022			1,635,819	32,722	40,202	0.04%
Sapphire Aggregator S.a r.l. Class B Shares		Equity				9/1/2022			1,635,814	32,722	40,202	0.04%
Sapphire Aggregator S.a r.l. Class C Shares		Equity				9/1/2022			1,635,814	32,722	40,202	0.04%
Sapphire Aggregator S.a r.l. Class D Shares		Equity				9/1/2022			1,635,814	32,722	40,202	0.04%
Sapphire Aggregator S.a r.l. Class E Shares		Equity				9/1/2022			1,635,814	32,722	40,202	0.04%
Sapphire Aggregator S.a r.l. Class F Shares		Equity				9/1/2022			1,635,814	32,722	40,202	0.04%
Sapphire Aggregator S.a r.l. Class G Shares		Equity				9/1/2022			1,635,814	32,722	40,202	0.04%
Sapphire Aggregator S.a r.l. Class H Shares		Equity				9/1/2022			1,635,814	32,722	40,202	0.04%
Sapphire Aggregator S.a r.l. Class I Shares		Equity				9/1/2022			1,635,814	32,722	40,202	0.04%
Total										$11,343,545	$11,405,472	12.29%
Onpoint Industrial Services, LLC								Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	12.24%	11/16/2022	11/16/2027	Services: Business	$6,771,002	$6,647,614	$6,703,292	7.24%
Spearhead TopCo, LLC Class A Units		Equity				11/16/2022			335,499	335,499	380,592	0.41%
Total										$6,983,113	$7,083,884	7.65%
Pearl Media Holdings, LLC	(4)							Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.64%	8/31/2022	8/31/2027	Consumer Goods: Durable	$2,657,850	$2,611,851	$2,591,404	2.80%
Total										$2,611,851	$2,591,404	2.80%
Peltram Plumbing Holdings, LLC	(4)							Auburn, WA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.74%	2/1/2022	12/30/2026	Construction & Building	$6,853,489	$6,763,758	$6,784,954	7.33%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.74%	2/1/2022	12/30/2026		375,407	375,407	371,653	0.40%
Total										$7,139,165	$7,156,607	7.73%
Red's All Natural, LLC								Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+6.00%	1.50%	12.25%	1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$4,900,742	$4,807,450	$4,851,735	5.24%
Centeotl Co-Invest B, LP Common Units		Equity				1/31/2023			318,998	318,998	314,254	0.34%
Total										$5,126,448	$5,165,989	5.58%
RIA Advisory Borrower, LLC	(4)							Coral Gables, FL
Term Loan	(5)	First Lien	1M SOFR+6.50%	2.00%	11.69%	5/1/2023	8/2/2027	Services: Business	$4,163,519	$4,082,702	$4,082,702	4.41%
Revolver	(5)	First Lien	1M SOFR+6.50%	2.00%	11.69%	5/1/2023	8/2/2027		151,105	151,105	148,172	0.16%
RIA Advisory Aggregator, LLC Class A Units		Equity				5/1/2023			113,911	131,446	99,798	0.11%
RIA Products Aggregator, LLC Class A Units		Equity				5/1/2023			107,370	62,419	94,068	0.10%
Total										$4,427,672	$4,424,740	4.78%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023

(unaudited)

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Service Minds Company, LLC	(4)							Bradenton, FL
Term Loan	(5)	First Lien	6M LIBOR+5.50%	1.00%	10.68%	2/7/2022	2/7/2028	Services: Consumer	$2,397,157	$2,358,657	$2,361,200	2.55%
Revolver	(5)	First Lien	3M LIBOR+5.50%	1.00%	10.70%	2/7/2022	2/7/2028		452,611	452,611	445,822	0.48%
Delayed Draw Term Loan	(5)	First Lien	6M LIBOR+5.50%	1.00%	10.68%	2/7/2022	2/7/2028		1,645,033	1,630,307	1,620,358	1.75%
Total										$4,441,575	$4,427,380	4.78%
Tilley Distribution, Inc.	(4)							Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.39%	4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$5,969,886	$5,900,960	$5,760,940	6.22%
Total										$5,900,960	$5,760,940	6.22%
Total Non-controlled, non-affiliated investments										$187,087,867	$188,323,515	203.38%
Net Investments										$187,087,867	$188,323,515	203.38%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(95,726,317)	(103.38)%
NET ASSETS											$92,597,198	100.00%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023

(unaudited)

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At June 30, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$2,278,843	0.50%	June 5, 2028
American Refrigeration, LLC	Revolver	1,119,053	0.50%	March 31, 2028
American Refrigeration, LLC	Delayed Draw Term Loan	482,132	1.00%	March 31, 2028
Archer Systems, LLC	Revolver	1,025,607	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
BLP Buyer, Inc.	Revolver	89,387	0.50%	February 1, 2027
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	288,320	0.50%	February 7, 2027
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
Equine Network, LLC	Revolver	211,919	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	371,545	1.00%	May 22, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	1,028,732	0.50%	March 16, 2027
Florachem Corporation	Revolver	561,587	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	986,571	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	3,316,153	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	1,477,049	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	446,944	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Impact Home Services LLC	Revolver	643,899	0.50%	April 28, 2028
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	474,383	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	204,863	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Pearl Media Holdings, LLC	Revolver	696,773	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	507,903	0.50%	December 30, 2026
RIA Advisory Borrower, LLC	Revolver	532,183	0.50%	August 2, 2027
Service Minds Company, LLC	Revolver	193,976	0.50%	February 7, 2028
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026

(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 93.9% of the Company’s total assets as of June 30, 2023.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Excluded from the investment is an uncalled capital commitment in an amount not to exceed $461,351.
(10)	Security is income producing through dividends or distributions.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
AIP ATCO Buyer, LLC	(4)							Sterling Heights, MI
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.31%	5/17/2022	5/17/2028	Automotive	$8,845,526	$8,682,015	$8,801,298	10.97%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	10.93%	5/17/2022	5/17/2028		810,347	810,347	806,295	1.00%
Total										$9,492,362	$9,607,593	11.97%
Archer Systems, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.92%	8/11/2022	8/11/2027	Services: Business	$9,727,427	$9,545,572	$9,581,515	11.94%
CF Arch Holdings LLC Class A Units		Equity				8/10/2022			496,967	496,967	527,885	0.66%
Total										$10,042,539	$10,109,400	12.60%
Axis Portable Air, LLC	(4)							Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.48%	3/22/2022	3/22/2028	Capital Equipment	$1,509,146	$1,482,068	$1,501,600	1.87%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.48%	3/22/2022	3/22/2028		1,344,512	1,331,735	1,337,789	1.67%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.48%	11/3/2022	3/22/2028		2,195,122	2,195,122	2,184,146	2.72%
Axis Air Parent, LLC Preferred Units		Equity				3/22/2022			1,527	152,661	236,215	0.29%
Total										$5,161,586	$5,259,750	6.55%
Baker Manufacturing Company, LLC								Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	10.75%	7/5/2022	7/5/2027	Capital Equipment	$6,169,082	$6,053,037	$6,076,546	7.57%
BSC Blue Water Holdings, LLC Series A Units		Equity				7/5/2022			330,978	330,978	262,680	0.33%
Total										$6,384,015	$6,339,226	7.90%
BDS Solutions Intermediateco, LLC	(4)							Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.71%	2/24/2022	2/7/2027	Retail	$4,679,065	$4,638,875	$4,608,879	5.74%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.71%	6/24/2022	2/7/2027		455,829	451,673	448,992	0.56%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%	2/24/2022	2/7/2027		236,828	236,828	233,276	0.29%
Total										$5,327,376	$5,291,147	6.59%
BLP Buyer, Inc.	(4)							Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.49%	2/1/2022	2/1/2027	Capital Equipment	$2,778,445	$2,731,359	$2,708,984	3.38%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.21%	10/3/2022	2/1/2027		1,278,711	1,248,201	1,246,743	1.55%
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	11.08%	12/8/2022	2/1/2027		4,852,763	4,709,383	4,731,444	5.89%
Revolver	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%	2/1/2022	2/1/2027		139,482	139,482	135,995	0.17%
BL Products Parent, L.P. Class A Units		Equity				2/1/2022			339,326	339,326	346,544	0.43%
Total										$9,167,751	$9,169,710	11.42%
COPILOT Provider Support Services, LLC	(4)							Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.23%	11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,509,802	$9,321,496	$9,321,496	11.61%
QHP Project Captivate Blocker, Inc. Common Stock		Equity				11/22/2022			8	544,779	544,779	0.68%
Total										$9,866,275	$9,866,275	12.29%
Curion Holdings, LLC	(4)							Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.98%	7/29/2022	7/29/2027	Services: Business	$3,542,772	$3,476,632	$3,454,203	4.30%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.98%	7/29/2022	7/29/2027		893,121	893,121	870,793	1.08%
SP CS Holdings LLC Class A Units		Equity				7/29/2022			343,529	343,529	274,144	0.34%
Total										$4,713,282	$4,599,140	5.72%
Exigo, LLC	(4)							Dallas, TX
Term Loan	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.13%	3/16/2022	3/16/2027	Software	$4,001,839	$3,949,517	$3,941,811	4.91%
Revolver	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.13%	3/16/2022	3/16/2027		47,642	47,642	46,927	0.06%
Gauge Exigo Coinvest, LLC Common Units		Equity				3/16/2022			168,003	168,003	151,768	0.19%
Total										$4,165,162	$4,140,506	5.16%
Florachem Corporation	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	3M LIBOR+6.50%	1.00%	11.23%	4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,258,510	$1,235,422	$1,233,340	1.54%
SK FC Holdings, L.P. Class A Units		Equity				4/29/2022			161	161,283	162,513	0.20%
Total										$1,396,705	$1,395,853	1.74%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Heartland Business Systems, LLC	(4)							Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.79%	8/26/2022	8/26/2027	Services: Business	$3,202,660	$3,142,195	$3,154,620	3.93%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.91%	8/26/2022	8/26/2027		1,658,076	1,641,495	1,633,205	2.03%
AMCO HBS Holdings, LP Class A Units		Equity				8/26/2022			1,570	157,008	243,972	0.30%
Total										$4,940,698	$5,031,797	6.26%
Heat Makes Sense Shared Services, LLC	(4)							Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.50%	0.75%	9.63%	7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,480,115	$7,334,957	$7,367,913	9.18%
Revolver	(5)	First Lien	6M SOFR+5.50%	0.75%	10.37%	7/1/2022	7/1/2028		295,410	295,410	290,979	0.36%
Ishtar Co-Invest-B LP Partnership Interests		Equity				7/1/2022			298,251	298,251	340,070	0.42%
Oshun Co-Invest-B LP Partnership Interests		Equity				7/1/2022			85,213	85,213	97,162	0.12%
Total										$8,013,831	$8,096,124	10.08%
HV Watterson Holdings, LLC	(4)							Schaumburg, IL
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026	Services: Business	$8,159,862	$8,091,364	$7,915,066	9.86%
Revolver	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026		198,642	198,642	192,683	0.24%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026		198,201	196,345	192,255	0.24%
Total										$8,486,351	$8,300,004	10.34%
Inoapps Bidco, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.19%	2/15/2022	2/15/2027	High Tech Industries	$5,664,137	$5,567,760	$5,550,854	6.92%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.19%	2/15/2022	2/15/2027		2,365,987	2,344,107	2,318,667	2.89%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity				2/15/2022			512,365	543,572	529,959	0.66%
Total										$8,455,439	$8,399,480	10.47%
International Designs Group LLC								Farmingville, NY
International Designs Holdings LLC Common Units		Equity				4/1/2022		Construction & Building	$455,341	$455,341	$444,895	0.55%
Total										$455,341	$444,895	0.55%
Lightning Intermediate II, LLC	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.54%	6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$6,078,133	$5,967,985	$5,895,789	7.35%
Gauge Vimergy Coinvest, LLC Units		Equity				6/6/2022			178	178,347	133,477	0.17%
Total										$6,146,332	$6,029,266	7.52%
MacKenzie-Childs Acquisition, Inc.	(4)							Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.73%	9/2/2022	9/2/2027	Consumer Goods: Durable	$9,378,542	$9,245,162	$9,237,863	11.51%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	10.73%	9/2/2022	9/2/2027		1,331,608	1,331,608	1,311,634	1.63%
MacKenzie-Childs Investment, LP Partnership Interests		Equity				9/2/2022			311,482	311,482	285,502	0.36%
Total										$10,888,252	$10,834,999	13.50%
Madison Logic Holdings, Inc.	(4)							New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	11.58%	12/30/2022	12/30/2027	Media: Broadcasting & Subscription	$4,756,819	$4,614,114	$4,614,114	5.75%
Total										$4,614,114	$4,614,114	5.75%
Microbe Formulas LLC	(4)							Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%	4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$4,433,420	$4,393,532	$4,389,086	5.47%
Total										$4,393,532	$4,389,086	5.47%
Monitorus Holding, LLC	(4)(6)							London, UK
Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	11.73%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,119,464	$6,064,112	$6,058,269	7.54%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	11.73%	5/24/2022	5/24/2027		€3,585,699	3,619,085	3,582,895	4.45%
Sapphire Aggregator S.a r.l. Class A Shares		Equity				9/1/2022			1,635,819	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class B Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class C Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class D Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class E Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class F Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class G Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class H Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class I Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Total										$9,977,695	$9,971,437	12.44%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Onpoint Industrial Services, LLC								Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	11.58%	11/16/2022	11/16/2027	Services: Business	$6,805,027	$6,670,604	$6,670,604	8.31%
Spearhead TopCo, LLC Class A Units		Equity				11/16/2022			335,499	335,499	335,499	0.42%
Total										$7,006,103	$7,006,103	8.73%
Pearl Media Holdings, LLC	(4)							Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.98%	8/31/2022	8/31/2027	Consumer Goods: Durable	$2,671,239	$2,620,622	$2,617,814	3.26%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	10.93%	8/31/2022	8/31/2027		232,258	232,258	227,613	0.28%
Total										$2,852,880	$2,845,427	3.54%
Peltram Plumbing Holdings, LLC	(4)							Auburn, WA
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	10.98%	2/1/2022	12/30/2026	Construction & Building	$6,995,815	$6,892,968	$6,750,961	8.41%
Total										$6,892,968	$6,750,961	8.41%
Service Minds Company, LLC	(4)							Bradenton, FL
Term Loan	(5)	First Lien	1M LIBOR+5.00%	1.00%	9.29%	2/7/2022	2/7/2028	Services: Consumer	$2,409,325	$2,367,173	$2,349,092	2.93%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	9.44%	2/7/2022	2/7/2028		193,976	193,976	189,127	0.24%
Delayed Draw Term Loan	(5)	First Lien	1M LIBOR+5.00%	1.00%	9.29%	2/7/2022	2/7/2028		531,687	526,873	518,395	0.65%
Total										$3,088,022	$3,056,614	3.82%
Tilley Distribution, Inc.	(4)							Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	10.14%	4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$6,000,285	$5,922,488	$5,790,275	7.21%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	10.14%	4/1/2022	12/31/2026		171,578	171,578	165,573	0.21%
Total										$6,094,066	$5,955,848	7.42%
Total Non-controlled, non-affiliated investments										$158,022,677	$157,504,755	196.24%
Net Investments										$158,022,677	$157,504,755	196.24%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(77,241,798)	(96.24)%
NET ASSETS											$80,262,957	100.00%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At June 30, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
AIP ATCO Buyer, LLC	Revolver	$810,347	0.50%	May 17, 2028
Archer Systems, LLC	Revolver	1,025,607	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	1,920,732	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	550,893	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	241,966	0.50%	February 1, 2027
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Curion Holdings, LLC	Revolver	382,766	0.50%	July 29, 2027
Curion Holdings, LLC	Delayed Draw Term Loan	3,879,736	0.50%	July 29, 2027
Exigo, LLC	Revolver	190,568	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	1,028,732	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,871,955	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	986,571	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	4,974,229	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	1,181,639	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	1,042,869	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	474,383	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	204,863	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monitorus Holding, LLC	Revolver	€1,251,514	0.50%	May 24, 2027
Pearl Media Holdings, LLC	Revolver	464,515	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	883,310	0.50%	December 30, 2026
Service Minds Company, LLC	Revolver	452,611	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	1,121,632	1.00%	February 7, 2028
Tilley Distribution, Inc.	Revolver	814,993	0.50%	December 31, 2026

(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.3% of the Company’s total assets as of December 31, 2022.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, the Company has issued a total of 6,182,924 common shares of beneficial interest pursuant to draw downs of $80,000,000 of capital commitments, immediate share purchases of $11,350,000 from investors pursuant to subscription agreements, and $318,962 from dividend reinvestments for total for total contributed capital of $91,668,962. As of June 30, 2023, the Company had $151,687,500 in uncalled capital commitments pursuant to draw down subscription agreements.

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

As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (including any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of June 30, 2023, our asset coverage ratio was 197%.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022.

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

Cash and Cash Equivalents

As of June 30, 2023, cash balances totaling $9,490 did not exceed Federal Deposit Insurance Corporation (“FDIC”) insurance protection levels of $250,000.

As of December 31, 2022, the Company held $12,500,000 of cash equivalents in U.S. Treasury Bills that matured on January 4, 2023. The U.S. Treasury Bills were purchased using $1,000,000 margin cash and proceeds from a $11,500,000 short-term loan from Raymond James Financial Inc., accruing interest at an annual rate of approximately 6.50%. As of June 30, 2023, no U.S. Treasury Bills were held. For the three and six months ended June 30, 2023, the Company incurred interest expense of $448 and $2,187 related to the short-term loan, respectively. For the three and six months ended June 30, 2022, the Company accrued interest expense of $2,603 related to the short-term loan. For the six months ended June 30, 2023, the Company paid $6,359 related to the short-term loan.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

In addition, at June 30, 2023, the Company held $740,947 in cash equivalents, which are carried at cost, which approximates fair value.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering costs, included on the Statements of Assets and Liabilities and amortized over a twelve-month period from Commencement of Operations. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to the Private Offering. As of June 30, 2023 and December 31, 2022, $86,760 and $54,394 of such offering costs had yet to be amortized, respectively.

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

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Section 2(a)(41) of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by a BDC's Board of Trustees. Under procedures established by our Board, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

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

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. Payment-in-kind (“PIK”) interest represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. We will not accrue any form of interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the declaration date.

A presentation of the interest income we have received from portfolio companies for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Loan interest	$4,931,471	$1,193,400	$9,340,920	$1,535,846
Fee amortization income(1)	208,690	52,477	368,519	68,306
Fee income acceleration(2)	18,612	1,341	181,286	2,077
Total Interest Income	$5,158,773	$1,247,218	$9,890,725	$1,606,229
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2022, the Company estimates that it had $277,935 of undistributed taxable income that was carried forward toward distributions to be paid in 2023. All of the undistributed ordinary income as of December 31, 2022 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2022.

Current income tax expense estimates for the three and six months ended June 30, 2023 of $8,855 and $16,690, respectively, is related to federal excise taxes. There was no such expense for the three and six months ended June 30, 2022.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of June 30, 2023, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and six months ended June 30, 2023 and 2022.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

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

For the three and six months ended June 30, 2023 and 2022, the Company had no deferred tax assets or liabilities.

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

Distributable Earnings

The components that make up total distributable gain (loss) on the Statements of Assets and Liabilities as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Accumulated net realized gain from investments	$13,271	$1,950
Net unrealized appreciation (depreciation) on non-controlled non-affiliated investments and cash equivalents	1,208,494	(538,883)
Net unrealized appreciation on foreign currency translations	27,154	20,961
Accumulated undistributed net investment income (loss)	67,531	(226,750)
Total distributable gain (loss)	$1,316,450	$(742,722)

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate, such as the Secured Overnigh Financing Rate (“SOFR”), if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in February 2022 and plans to

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended June 30, 2023.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee (the “Base Management Fee”) of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee (the “Incentive Fee”). In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the Base Management Fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter, ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the Base Management Fee in excess of 1.00%. For the three months ended June 30, 2023 and 2022, the Company accrued management fees of $666,721 and $299,076, respectively, all of which have been waived. For the six months ended June 30, 2023 and 2022, the Company accrued management fees of $1,268,560 and $391,365, respectively, all of which have been waived. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

Incentive Fee

The Incentive Fee will consist of two components, an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee. The portion of the Incentive Fee based on income (the “Income Incentive Fee”) is determined and paid quarterly in arrears commencing with the first calendar quarter following the initial closing date. It will equal (i) prior to any listing of our shares on a national securities exchange, 100% of the Pre-Incentive Fee Net Investment Income (as defined below) in excess of a 1.5% quarterly “hurdle rate,” until the Advisor has received 10% of the total Pre-Incentive Fee Net Investment Income for that calendar quarter and, for Pre-Incentive Fee Net Investment Income in excess of 1.6667% quarterly, 10% of all remaining Pre-Incentive Fee Net Investment Income for that calendar quarter, and (ii) subsequent to any listing of our shares on a national securities exchange, 100% of the Pre-Incentive Fee Net Investment Income in excess of a 1.5% quarterly “hurdle rate,” until the Advisor has received 15.0% of the total Pre-Incentive Fee Net Investment Income for that calendar quarter and, for Pre-Incentive Fee Net Investment Income in excess of 1.7647% quarterly, 15.0% of all remaining Pre-Incentive Fee Net Investment Income for that calendar quarter. The 100% “catch-up” provision for Pre-Incentive Fee Net Investment Income in excess of the 1.5% “hurdle rate” is intended to provide the Advisor with an incentive fee of (i) prior to any listing of our shares on a national securities exchange, 10% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.6667% in a calendar quarter (6.6667% annualized), and (ii) subsequent to any listing of our shares on a national securities exchange, 15.0% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.7647% in a calendar quarter (7.00588% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to any listing of our shares on a national securities exchange, 10% of any Pre-Incentive Fee Net Investment Income in excess of 1.6667% in any calendar quarter is payable to the Advisor, and (ii) subsequent to any

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

listing of our shares on a national securities exchange, 15.0% of any Pre-Incentive Fee Net Investment Income in excess of 1.7647% in any calendar quarter is payable to the Advisor.

Pre-Incentive Fee Net Investment Income means interest income, fee income, distribution/dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee and expenses payable under the Administration Agreement but excluding any Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash. The Advisor is not obligated to return the Income Incentive Fee it receives on deferred interest that is later determined to be uncollectible in cash.

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

For the three months ended June 30, 2023 and 2022, the Company accrued Income Incentive Fees of $468,011 and $77,677, respectively. For the six months ended June 30, 2023 and 2022, the Company accrued Income Incentive Fees of $907,677 and $77,677, respectively. For the three months ended June 30, 2023 and 2022, $156,004 and $0 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange. For the six months ended June 30, 2023 and 2022, $302,559 and $38,839 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange. No Income Incentive Fees accrued but not paid by the Company were deferred, pursuant to the Cumulative Pre-Incentive Fee Net Return limitation, and are not currently payable. The Income Incentive Fees that have been waived by the Advisor are not subject to recoupment.

Capital Gains Incentive Fee. The capital gains component of the Incentive Fee (the “Capital Gains Incentive Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date) and is equal to, prior to any listing of our shares on a national securities exchange, 10.0% and, subsequent to an listing of our shares on a national securities exchange, 15% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains Incentive Fees. If such amount is negative, then no Capital Gains Incentive Fee will be accrued or payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Incentive Fee. Any Capital Gains Incentive Fees that have been waived prior to any listing of our shares on a national securities exchange by the Advisor are not subject to recoupment.

U.S. GAAP requires that the accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an Incentive Fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued,

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

may not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of Incentive Fees in subsequent periods.

For both the three and six months ended June 30, 2023, the Company accrued $124,892 of Capital Gains Incentive Fee. For the three and six months ended June 30, 2022, the Company did not accrue any Capital Gains Incentive Fee. As of July 31, 2023 and December 31, 2022, $124,892 and $0, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

Expense Support and Conditional Reimbursement

The Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of the Company’s total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three months ended June 30, 2023 and 2022, the Company recorded expense reimbursements of $139,229 and $87,423, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded expense reimbursements of $359,109 and $245,356, respectively.

Reimbursements made by the Advisor with respect to the Company, pursuant to the Expense Support and Conditional Reimbursement Agreement, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such reimbursements occurred.

For the three and six months ended June 30, 2023 and 2022, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025
March 31, 2023	219,880	—	219,880	March 31, 2026
June 30, 2023	139,229	—	139,229	June 30, 2026

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

For both the three months ended June 30, 2023 and 2022, the Company recorded an expense relating to trustees’ fees of $40,000. For the six months ended June 30, 2023 and 2022, the Company recorded an expense relating to

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

trustees’ fees of $80,000 and $78,000, respectively. As of both June 30, 2023 and December 31, 2022, no trustees’ fees were payable to the Company’s trustees.

Co-Investment Pursuant to SEC Order

On May 9, 2022, the Company received an exemptive order (the “Order”) from the SEC that permits it to co-invest with investment funds managed by the Advisor and its affiliates where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting the Company to co-invest with other funds managed by the Advisor and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its and do not involve overreaching of the Company or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of its shareholders and is consistent with the Company’s investment objectives and strategies. The Company co-invests, subject to the conditions in the Order, with private credit funds and a BDC managed by Stellus Capital or its affiliate that have an investment strategy that is similar or identical to the Company's investment strategy, and the Company may co-invest with other BDCs, and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital in the future. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three months ended June 30, 2023 and 2022, the Company recorded expenses of $75,124 and $14,574, respectively, relating to the Administration Agreement. For the six months ended June 30, 2023 and 2022, the Company recorded expenses of $147,625 and $41,216, respectively, relating to the Administration Agreement. As of June 30, 2023 and December 31, 2022, $75,124 and $51,737, respectively, remained payable to Stellus Capital under the Administration Agreement.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

For the three and six months ended June 30, 2023, the Company declared aggregate distributions of $0.44 and $0.86 per share on its common stock, respectively. No distributions were declared for the three and six months ended June 30, 2022. The Company has declared distributions of $1.73 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)

Fiscal 2022	Various		$0.87
Fiscal 2023
March 14, 2023	March 17, 2023	April 5, 2023	$0.42
June 27, 2023	June 30, 2023	July 5, 2023	$0.44
Total			$1.73
(1)	Distributions for the year ended 2022 are shown in aggregate amounts.

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and the Company's transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the Company's transfer agent and registrar in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board for such distribution. If such notice is not received by the record date fixed by the Board for such distribution, then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company issued 10,629 and 18,646 shares through the DRIP for the three and six months ended June 30, 2023, respectively. No DRIP shares were issued for the three and six months ended June 30, 2022.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

As of June 30, 2023, the Company has issued a total of 6,182,924 common shares of beneficial interest in connection with draw downs of $80,000,000 of capital commitments and immediate share purchases of $11,350,000 from investors pursuant to subscription agreements and $318,962 from dividend reinvestments for total contributed capital of $91,668,962.

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,615	—	155,615	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Total		6,182,924	$91,629,060	$39,902	$91,668,962
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of June 30, 2023, in the amount of $388,214, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase in net assets resulting from operations	$4,510,399	$617,112	$7,086,067	$585,915
Weighted average common shares of beneficial interest	6,037,036	3,092,695	5,770,879	2,790,962
Net increase in net assets from operations per share	$0.75	$0.20	$1.23	$0.21

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

June 30, 2023

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

At June 30, 2023, the Company had investments in 32 portfolio companies. The composition of our investments as of June 30, 2023 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$179,814,011	$180,437,624
Equity	7,273,856	7,885,891
Total Investments	$187,087,867	$188,323,515
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 5.8% of our portfolio at fair value.

At December 31, 2022, the Company had investments in 25 portfolio companies. The composition of our investments as of December 31, 2022 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$152,825,940	$152,257,418
Equity	5,196,737	5,247,337
Total Investments	$158,022,677	$157,504,755
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 3.9% of our portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2023 and December 31, 2022, the Company had 26 and 22 of such investments with aggregate unfunded commitments of $32,698,976 and $36,293,611, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

The aggregate gross unrealized appreciation (depreciation) and the aggregate cost and fair value of the Company’s portfolio company securities as June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Aggregate cost of portfolio company securities	$187,087,867	$158,022,677
Gross unrealized appreciation of portfolio company securities	2,355,976	550,229
Gross unrealized depreciation of portfolio company securities	(1,147,482)	(1,089,112)
Gross unrealized appreciation on foreign currency translation	27,154	20,961
Aggregate fair value of portfolio company securities	$188,323,515	$157,504,755

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2023 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$180,437,624	$180,437,624
Equity	—	—	7,885,891	7,885,891
Total Investments	$—	$—	$188,323,515	$188,323,515

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2022 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$152,257,418	$152,257,418
Equity	—	—	5,247,337	5,247,337
Total Investments	$—	$—	$157,504,755	$157,504,755

The aggregate values of Level 3 portfolio investments change during the six months ended June 30, 2023 are as follows:

	Senior Secured
	Loans-First
	Lien	Equity	Total
Fair value at December 31, 2022	$152,257,418	$5,247,337	$157,504,755
Purchases of investments	39,328,107	2,090,671	41,418,778
Sales and Redemptions	(12,561,190)	(13,553)	(12,574,743)
Change in unrealized appreciation on investments included in earnings	1,192,134	555,243	1,747,377
Change in unrealized appreciation on foreign currency translation included in earnings	—	6,193	6,193
Amortization of premium and accretion of discount, net	221,155	—	221,155
Fair value at June 30, 2023	$180,437,624	$7,885,891	$188,323,515

There were no Level 3 transfers during the six months ended June 30, 2023.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

The aggregate values of Level 3 portfolio investments change during the year ended December 31, 2022 are as follows:

	Senior Secured
	Loans-First
	Lien	Equity	Total
Fair value at December 31, 2021	$—	$—	$—
Purchases of investments	163,129,279	5,196,737	168,326,016
Sales and Redemptions	(10,501,404)	—	(10,501,404)
Change in unrealized (depreciation) appreciation on investments included in earnings	(568,522)	29,639	(538,883)
Change in unrealized appreciation on foreign currency translation included in earnings	—	20,961	20,961
Amortization of premium and accretion of discount, net	198,065	—	198,065
Fair value at December 31, 2022	$152,257,418	$5,247,337	$157,504,755

There were no Level 3 transfers during the year ended December 31, 2022.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2023:

			% of Total
	Cost	Fair Value	Investments
Texas	$46,914,981	$47,584,275	25.26%
Florida	40,551,893	40,635,492	21.57%
New York	23,611,915	24,022,550	12.76%
Illinois	14,132,446	13,664,574	7.26%
United Kingdom	11,343,545	11,405,472	6.06%
Arizona	7,923,725	8,075,572	4.29%
Washington	7,139,165	7,156,607	3.80%
Wisconsin	6,551,283	6,828,849	3.63%
Indiana	6,394,525	6,490,494	3.45%
Maryland	5,900,960	5,760,940	3.06%
Tennessee	5,126,448	5,165,989	2.74%
Idaho	4,067,492	4,101,522	2.18%
Pennsylvania	2,947,177	2,947,176	1.56%
South Carolina	2,277,017	2,278,708	1.21%
Colorado	2,205,295	2,205,295	1.17%
	$187,087,867	$188,323,515	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,689,874	$41,670,626	26.46%
Florida	25,824,710	25,639,155	16.28%
New York	23,971,538	23,990,132	15.23%
Illinois	13,199,633	12,899,144	8.19%
United Kingdom	9,977,695	9,971,437	6.33%
Michigan	9,492,362	9,607,593	6.10%
Washington	6,892,968	6,750,961	4.29%
Indiana	6,384,015	6,339,226	4.02%
Maryland	6,094,066	5,955,848	3.78%
Arizona	5,161,586	5,259,750	3.34%
Wisconsin	4,940,698	5,031,797	3.19%
Idaho	4,393,532	4,389,086	2.79%
	$158,022,677	$157,504,755	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$48,425,646	$48,783,021	25.91%
Capital Equipment	24,490,108	24,963,290	13.26%
Consumer Goods: Non-Durable	17,838,532	18,230,376	9.68%
High Tech Industries	13,553,739	13,567,566	7.20%
Consumer Goods: Durable	13,465,092	13,434,217	7.13%
Healthcare & Pharmaceuticals	12,111,614	12,193,067	6.47%
Media: Diversified & Production	11,343,545	11,405,472	6.07%
Services: Consumer	9,648,607	9,632,244	5.11%
Chemicals, Plastics, & Rubber	8,603,552	8,414,083	4.47%
Construction & Building	7,594,506	7,557,771	4.01%
Retail	6,210,160	6,193,305	3.29%
Beverage, Food, & Tobacco	5,126,448	5,165,989	2.74%
Media: Broadcasting & Subscription	4,613,200	4,673,753	2.48%
Software	4,063,118	4,109,361	2.18%
	$187,087,867	$188,323,515	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$35,188,973	$35,046,444	22.25%
Capital Equipment	20,713,352	20,768,686	13.19%
Consumer Goods: Non-Durable	18,553,695	18,514,476	11.75%
Consumer Goods: Durable	13,741,132	13,680,426	8.69%
Media: Diversified & Production	9,977,695	9,971,437	6.33%
Healthcare & Pharmaceuticals	9,866,275	9,866,275	6.26%
Automotive	9,492,362	9,607,593	6.10%
High Tech Industries	8,455,439	8,399,480	5.33%
Chemicals, Plastics, & Rubber	7,490,771	7,351,701	4.67%
Construction & Building	7,348,309	7,195,856	4.57%
Retail	5,327,376	5,291,147	3.36%
Media: Broadcasting & Subscription	4,614,114	4,614,114	2.93%
Software	4,165,162	4,140,506	2.63%
Services: Consumer	3,088,022	3,056,614	1.94%
	$158,022,677	$157,504,755	100.00%

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$180,437,624	Income/Market	HY credit spreads,	-0.88% to 0.92% (-0.09%)
		approach(2)	Risk free rates	0.00% to 2.54% (1.09%)
			Market multiples	5.0x to 17.0x (10.3x)(4)

Equity investments	$7,885,891	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	5.7x to 22.5x (11.2x)
	$188,323,515
(1)	Weighted average based on fair value as of June 30, 2023.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -0.88% (-88 basis points) to 0.92% (92 basis points). The average of all changes was -0.09% (-9 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, the Company had $32,698,976 in unfunded debt commitments to 26 existing portfolio companies. As of December 31, 2022, the Company had $36,293,611 in unfunded debt commitments to 22 existing portfolio companies. As of June 30, 2023, the Company had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities (as defined below)) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS

			For the Period from
			Commencement of
	Six Months Ended		Operations through
	June 30, 2023		June 30, 2022
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.64		$14.77	(2)
Net investment income	0.92		0.28
Change in unrealized appreciation (depreciation) on investments	0.31		(0.07)
Total from operations	$1.23		$0.21
Stockholder distributions from:
Net investment income	(0.87)		—
Other(3)	(0.02)		(0.05)
Net asset value at end of period	$14.98		$14.93
Total return based on market value(4)	8.24%		2.64%
Weighted average shares outstanding	5,770,879		2,790,962
Ratio/Supplemental Data:
Net assets at end of period	$92,597,198		$55,053,070
Weighted average net assets	$84,578,371		$41,432,778
Annualized ratio of net operating expenses to weighted average net assets(5)(6)	11.46%		4.36%
Annualized ratio of interest expense and other fees to weighted average net assets(6)	8.41%		2.06%
Annualized ratio of net investment income to weighted average net assets(5)(6)	8.08%		5.32%
Portfolio turnover(7)	14.90%		3.95%
Credit Facilities payable	$95,200,000		$46,450,000
Short-term loan payable	$—		$25,000,000
Asset coverage ratio(8)	1.97	x	2.19	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	The initial offering price of $15.00 per share less $0.23 per share of organization costs.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(5)	Net of 4.60% and 3.74% for the six months ended June 30, 2023 and 2022, respectively, from expenses reimbursed and fees waived by the Advisor.
(6)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., organization costs of $3,534 for the period from Commencement of Operations through June 30, 2022).
(7)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(8)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

NOTE 9 — CREDIT FACILITIES

Commitment Facility

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank as subsequently amended (the “Commitment Facility”). On May 5, 2022, the Company entered into a First Amendment to

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Revolving Credit and Security Agreement (the “First Amendment”) by and between the Company, as the borrower and Signature Bank as the lender. The First Amendment increased the maximum commitment amount under the Commitment Facility from $50,000,000 to $75,000,000 on a committed basis. On June 17, 2022, the Company entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) by and between the Company, as the borrower and Signature Bank, as the lender. The Second Amendment increased the maximum commitment amount under the Commitment Facility from $75,000,000 to $100,000,000 on a committed basis. The Commitment Facility was further amended by the Third Amendment to Revolving Credit and Security Agreement, dated July 19, 2022, and the Fourth Amendment to Revolving Credit and Security Agreement, dated September 7, 2022. Borrowings under the Commitment Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i)  one-month Term SOFR plus 1.80% plus a credit spread adjustment of 0.10% subject to a zero percent floor (ii) daily simple SOFR plus 1.80% plus a credit spread adjustment of 0.10% or (iii) (a) an alternate base rate based on the greatest of (I) the Prime Rate, (II) Federal Funds Rate plus 0.50% and (III) one-month Term SOFR plus 1.80%, minus (b) 0.80%. Interest is payable monthly in arrears. On March 10, 2023, Signature Bank was placed into receivership by the FDIC. On March 12, 2023, the FDIC created Signature Bridge Bank, N.A. (“Signature Bridge”) to take over the operations of Signature Bank. As of June 30, 2023, the Commitment Facility remained in full force and effect and is now serviced by Signature Bridge. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 31, 2023.

The Company's obligations to the lenders under the Commitment Facility are secured by investors' uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.00. As of June 30, 2023 and December 31, 2022, the Company was in compliance with these covenants.

As of June 30, 2023 and December 31, 2022, $45,000,000 and $80,615,000, respectively, was outstanding under the Commitment Facility. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred loan structure fees of $627,276 in connection with the current Commitment Facility, which are being amortized over the life of the facility. As of June 30, 2023 and December 31, 2022, $96,945 and $44,678, respectively, of such prepaid loan structure fees had yet to be amortized. These prepaid loan structure fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

The following is a summary of the Commitment Facility, net of prepaid loan structure fees:

	June 30, 2023	December 31, 2022
Commitment Facility payable	$45,000,000	$80,615,000
Prepaid loan structure fees	(96,945)	(44,678)
Commitment Facility payable, net of prepaid loan structure fees	$44,903,055	$80,570,322

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022
Interest expense	$786,155	$178,110		$1,669,097	$203,508
Loan structure fees amortization	47,944	97,191		123,551	144,560
Total interest and other fees	$834,099	$275,301		$1,792,648	$348,068
Weighted average interest rate	7.0%	3.1	%(1)	6.7%	3.4	%(1)
Effective interest rate (including fee amortization)	7.4%	4.8	%(1)	7.2%	5.8	%(1)
Average debt outstanding	$45,000,000	$23,106,593	(1)	$49,966,796	14,644,667	(1)
Cash paid for interest and unused fees	$1,271,798	$—		$2,073,214	$—

(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through June 30, 2022.

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement, as amended, that was amended on December 9, 2022 with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the "Credit Facility", and together with the Commitment Facility, the "Credit Facilities"). The September 2022 Credit Facility provides for borrowings up to a maximum of $150,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of June 30, 2023 and December 31, 2022, the Company was in compliance with these covenants.

As of June 30, 2023 and December 31, 2022, there was $50,200,000 and $0, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,370,961 in connection with the current Credit Facility, which are being amortized

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

over the life of the facility. As of June 30, 2023 and December 31, 2022, $1,123,695 and $1,122,188 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	June 30, 2023	December 31, 2022
Credit Facility payable	$50,200,000	$—
Prepaid loan structure fees	(1,123,695)	(1,122,188)
Credit Facility payable, net of prepaid loan structure fees	$49,076,305	$(1,122,188)

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Interest expense	$893,728	$1,555,656
Loan structure fees amortization	94,132	175,419
Total interest and other fees	$987,860	$1,731,075
Weighted average interest rate	9.1%	9.0%
Effective interest rate (including fee amortization)	10.0%	10.1%
Average debt outstanding	$39,588,462	$34,677,072
Cash paid for interest and unused fees	$901,154	$1,537,279

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Investment Portfolio

The Company invested in the following portfolio companies subsequent to June 30, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	July 7, 2023	Madison Logic, Inc.*	Provider of B2B account based marketing services	$461,351	Equity
New Investment	July 31, 2023	EHI Buyer, Inc.	Provider of design, engineering, installation, and maintenance services for building management systems	$2,820,685	Senior Secured – First Lien
				$1,410,343	Delayed Draw Term Loan Commitment
				$3,149,231	Revolver Commitment
				$492,017	Equity
New Investment	August 2, 2023	Compost 360 Acquisition, LLC	Organic waste recycler and producer of compost, mulch, and engineered soils	$5,915,156	Senior Secured – First Lien
				$2,609,627	Delayed Draw Term Loan Commitment
				$2,919,023	Revolver Commitment
				$208,069	Equity
New Investment	August 3, 2023	Morgan Electrical Group Intermediate Holdings, Inc.	Provider of commercial electrical services	$2,022,258	Senior Secured – First Lien
				$1,304,682	Delayed Draw Term Loan Commitment
				$717,227	Revolver Commitment
				$194,900	Equity
New Investment	August 7, 2023	The Hardenbergh Group, Inc.	Provider of temporary professional staffing of Medical Services Professionals, external peer review, consulting and physician leadership solutions	$4,783,836	Senior Secured – First Lien
				$1,679,360	Revolver Commitment
				$264,885	Equity
New Investment	August 8, 2023	Green Intermediateco II, Inc.	Cyber-security focused value-added reseller and associated service provider	$6,361,759	Senior Secured – First Lien
				$2,002,253	Delayed Draw Term Loan Commitment
				$194,512	Equity
*	Existing portfolio company

Credit Facilities

As of August 11, 2023, the outstanding balance under the Commitment Facility was $45,000,000 and the outstanding balance under the Credit Facility was $73,800,000.

Sale of Unregistered Securities

Since June 30, 2023, the Company sold 73,161 common shares of beneficial interest at a price of $14.98 per share for aggregate proceeds of $1,095,959, which included $4,041 of Organizational Expense Allocation pursuant to Subscription Agreements entered into between the Company and investors.

Additionally, on July 31, 2023, the Company called $10,000,000 pursuant to capital draw down subscription agreements between the Company and its shareholders. The transaction is expected to close on August 15, 2023 and result in the issuance of 667,557 common shares of beneficial interest at a price of $14.98 per share.

Since June 30, 2023, the Company also issued 11,413 common shares of beneficial interest for aggregate proceeds of $167,537 under the DRIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Private Credit BDC’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Stellus Private BDC Advisor, LLC (the “Advisor”) or Stellus Capital Management, LLC (“Stellus Capital”);
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the impact of interest rate volatility, including the decommissioning of London Interbank Offered Rate ("LIBOR") and rising interest rates, on our business and our portfolio companies;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital and the Advisor to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment activities are managed by our Advisor, Stellus Private BDC Advisor, LLC.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies” (as defined in the 1940 Act). Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million, in each case organized and with their principal of business in the United States.

We qualify and intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2023 and December 31, 2022, we were in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 197% and 200%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of June 30, 2023, we had $188.3 million (at fair value) invested in 32 portfolio companies. As of June 30, 2023, our portfolio included approximately 96% of first lien debt and 4% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$179,814,011	$180,437,624
Equity	7,273,856	7,885,891
Total Investments	$187,087,867	$188,323,515
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 5.8% of our portfolio at fair value.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2023 and December 31, 2022, we had unfunded commitments of $32.7 million and $36.3 million, respectively, to provide debt financing to 26 and 22 portfolio companies, respectively. As of June 30, 2023, we had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2023:

			% of Total
	Cost	Fair Value	Investments
Texas	$46,914,981	$47,584,275	25.26%
Florida	40,551,893	40,635,492	21.57%
New York	23,611,915	24,022,550	12.76%
Illinois	14,132,446	13,664,574	7.26%
United Kingdom	11,343,545	11,405,472	6.06%
Arizona	7,923,725	8,075,572	4.29%
Washington	7,139,165	7,156,607	3.80%
Wisconsin	6,551,283	6,828,849	3.63%
Indiana	6,394,525	6,490,494	3.45%
Maryland	5,900,960	5,760,940	3.06%
Tennessee	5,126,448	5,165,989	2.74%
Idaho	4,067,492	4,101,522	2.18%
Pennsylvania	2,947,177	2,947,176	1.56%
South Carolina	2,277,017	2,278,708	1.21%
Colorado	2,205,295	2,205,295	1.17%
	$187,087,867	$188,323,515	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,689,874	$41,670,626	26.46%
Florida	25,824,710	25,639,155	16.28%
New York	23,971,538	23,990,132	15.23%
Illinois	13,199,633	12,899,144	8.19%
United Kingdom	9,977,695	9,971,437	6.33%
Michigan	9,492,362	9,607,593	6.10%
Washington	6,892,968	6,750,961	4.29%
Indiana	6,384,015	6,339,226	4.02%
Maryland	6,094,066	5,955,848	3.78%
Arizona	5,161,586	5,259,750	3.34%
Wisconsin	4,940,698	5,031,797	3.19%
Idaho	4,393,532	4,389,086	2.79%
	$158,022,677	$157,504,755	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$48,425,646	$48,783,021	25.91%
Capital Equipment	24,490,108	24,963,290	13.26%
Consumer Goods: Non-Durable	17,838,532	18,230,376	9.68%
High Tech Industries	13,553,739	13,567,566	7.20%
Consumer Goods: Durable	13,465,092	13,434,217	7.13%
Healthcare & Pharmaceuticals	12,111,614	12,193,067	6.47%
Media: Diversified & Production	11,343,545	11,405,472	6.07%
Services: Consumer	9,648,607	9,632,244	5.11%
Chemicals, Plastics, & Rubber	8,603,552	8,414,083	4.47%
Construction & Building	7,594,506	7,557,771	4.01%
Retail	6,210,160	6,193,305	3.29%
Beverage, Food, & Tobacco	5,126,448	5,165,989	2.74%
Media: Broadcasting & Subscription	4,613,200	4,673,753	2.48%
Software	4,063,118	4,109,361	2.18%
	$187,087,867	$188,323,515	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$35,188,973	$35,046,444	22.25%
Capital Equipment	20,713,352	20,768,686	13.19%
Consumer Goods: Non-Durable	18,553,695	18,514,476	11.75%
Consumer Goods: Durable	13,741,132	13,680,426	8.69%
Media: Diversified & Production	9,977,695	9,971,437	6.33%
Healthcare & Pharmaceuticals	9,866,275	9,866,275	6.26%
Automotive	9,492,362	9,607,593	6.10%
High Tech Industries	8,455,439	8,399,480	5.33%
Chemicals, Plastics, & Rubber	7,490,771	7,351,701	4.67%
Construction & Building	7,348,309	7,195,856	4.57%
Retail	5,327,376	5,291,147	3.36%
Media: Broadcasting & Subscription	4,614,114	4,614,114	2.93%
Software	4,165,162	4,140,506	2.63%
Services: Consumer	3,088,022	3,056,614	1.94%
	$158,022,677	$157,504,755	100.00%

At June 30, 2023, our average portfolio company investment at amortized cost and fair value was approximately $5.8 million and $5.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $11.3 million and $11.4 million, respectively. At December 31, 2022, our average portfolio company investment at both amortized cost and fair value was approximately $6.3 million and our largest portfolio company investment at amortized cost and fair value was $10.9 million and $10.8 million, respectively.

At both June 30, 2023 and December 31, 2022, 100% of our debt investments bore interest based on floating rates (subject to interest rate floors).

The weighted average yield on all of our debt investments as of June 30, 2023 and December 31, 2022 was approximately 12.2% and 11.4%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of June 30, 2023 and December 31, 2022 was approximately 11.7% and 11.1%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $0.8 million and $15.5 million, respectively.

Investment Activity

During the six months ended June 30, 2023, we made an aggregate of $41.4 million of investments in eleven new portfolio companies and five existing portfolio companies. During the six months ended June 30, 2023, we received an aggregate of $12.6 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2023			As of December 31, 2022
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$30.8	16%	5	$11.6	7%	2
2	152.8	81%	26	145.9	93%	23
3	4.7	3%	1	—	—%	—
Total	$188.3	100%	32	$157.5	100%	25

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

Comparison of the three and six months ended June 30, 2023 and 2022

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2023 and 2022 (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income(1)	$5.1	$1.2	$9.7	$1.5
Miscellaneous fees(1)	0.1	0.1	0.4	0.1
Total	$5.2	$1.3	$10.1	$1.6
(1)	For the three and six months ended June 30, 2023, we recognized $0.0 million and $0.3 million, respectively, of non-recurring income related to early repayments to specific loan positions. For the three and six months ended June 30, 2022, any non-recurring income related to early repayments from specific loan positions was de minimis.

The increase in interest income from the respective periods was due primarily to growth in the overall investment portfolio, rising interest rates, and six months of investment activity for the six months ended June 30, 2023, as compared to five months of investments activity for the six months ended June 30, 2022.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital and the Advisor, or payable to third parties, including agents, consultants, or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating, and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state, and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2023 and 2022 (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating Expenses
Management fees	$0.7	$0.3	$1.3	$0.4
Income incentive fees	0.5	0.1	0.9	0.1
Capital gains incentive fee	0.1	—	0.1	—
Professional fees	0.2	0.1	0.4	0.2
Amortization of deferred offering costs	—	0.1	0.1	0.1
Administrative services expenses	0.1	—	0.2	0.1
Trustees' fees	—	—	0.1	0.1
Interest expense and other fees	1.8	0.3	3.5	0.4
Other general and administrative expenses	0.1	0.1	0.1	—
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	(1.0)	(0.4)	(1.9)	(0.6)
Net Operating Expenses	$2.5	$0.6	$4.8	$0.9

The increase in operating expenses for both the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facilities, as well as rising interest rates, (2) higher incentive fees due to portfolio performance, (3) a full six month period of operating activity for the six months ended June 30, 2023, as compared to a five month period of operating activity for the six months ended June 30, 2022, offset by the increased expenses reimbursed/fees waived by the Advisor (See Note 2 for further details).

Net Investment Income

For the three months ended June 30, 2023, net investment income was $2.7 million, or $0.44 per common share of beneficial interest (based on 6,037,036 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2023).

For the three months ended June 30, 2022, net investment income was $0.7 million, or $0.23 per common share of beneficial interest (based on 3,092,695 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2022).

For the six months ended June 30, 2023, net investment income was $5.3 million, or $0.92 per common share of beneficial interest (based on 5,770,879 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2023).

For the six months ended June 30, 2022, net investment income was $0.8 million, or $0.28 per common share of beneficial interest (based on 2,790,962 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2022).

The increase in net investment income over the respective periods was due to higher investment income as a result of a larger investment portfolio and rising interest rates, offset by the increase in expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. There were no realized gains on investments for both the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023, the Company realized less than $0.1 million of net realized gains related to foreign currency translations. For both the three and six months ended June 30, 2022, the Company did not realize any net realized gains related to foreign currency translations.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended June 30, 2023 and 2022 totaled $2.8 million and $0.2 million, respectively.

Proceeds from repayments of investments and amortization of certain other investments for the six months ended June 30, 2023 and 2022 totaled $12.6 million and $0.7 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended June 30, 2023 and 2022 totaled $1.8 million and ($0.1) million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the six months ended June 30, 2023 and 2022 totaled $1.7 million and ($0.2) million, respectively.

Provision for Taxes on Unrealized Appreciation on Investments

PBDC Consolidated Blocker, LLC (the “Taxable Subsidiary”) permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three and six months ended June 30, 2023 and 2022, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2023, net increase in net assets resulting from operations totaled $4.5 million, or $0.75 per common share of beneficial interest (based on 6,037,036 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2023).

For the three months ended June 30, 2022, net increase in net assets resulting from operations totaled $0.6 million, or $0.20 per common share of beneficial interest (based on 3,092,695 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2022).

For the six months ended June 30, 2023, net increase in net assets resulting from operations totaled $7.1 million, or $1.23 per common share of beneficial interest (based on 5,770,879 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2023).

For the six months ended June 30, 2022, net increase in net assets resulting from operations totaled $585,915, or $0.21 per common share of beneficial interest (based on 2,790,962 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2022).

Financial Condition, Liquidity, and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $23.7 million and $78.8 million for the six months ended June 30, 2023 and 2022, respectively, primarily in connection with the purchase of new portfolio investments. Our financing activities for the six months ended June 30, 2023 provided cash of $9.0 million primarily from net borrowings on our Credit Facilities and the issuance of common shares of beneficial interest, offset by short term loan repayments. Our financing activities for the six months ended June 30, 2022 provided cash of $125.9 million primarily from net borrowings on our Credit Facilities and short-term loan, as well as issuance of common shares of beneficial interest.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 197% and 200%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $0.8 million and $15.5 million.

Credit Facilities

Commitment Facility

On February 1, 2022, we entered into a revolving credit and security agreement with Signature Bank (as amended, the “Commitment Facility”). The Commitment Facility provides for borrowings up to a maximum of $100.0 million on a committed basis. Borrowings under the Commitment Facility bear interest, subject to our election, on a per annum basis equal to (i) one-month Term SOFR plus 1.80% plus a credit spread adjustment of 0.10%, subject to a zero percent floor, (ii) daily simple SOFR plus 1.80% plus a credit spread adjustment of 0.10%, or (iii) (a) an alternate base rate based on the greatest of (I) the Prime Rate, (II) Federal Funds Rate plus 0.50% and (III) one-month Term SOFR plus 1.80%, minus (b) 0.80%. We pay unused commitment fees of 0.25% per annum on the unused lender commitments. Interest is payable monthly in arrears. On March 10, 2023, Signature Bank was placed into receivership by the Federal Deposit Insurance Corporation (the “FDIC”). On March 12, 2023, the FDIC created Signature Bridge Bank, N.A. (“Signature Bridge”) to take over the operations of Signature Bank. As of June 30, 2023, the Commitment Facility remained in full force and effect and is now serviced by Signature Bridge. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 31, 2023.

Our obligations to the lenders under the Commitment Facility are secured by investors' uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.00. As of June 30, 2023 and December 31, 2022, we were in compliance with these covenants.

As of June 30, 2023 and December 31, 2022, $45.0 million and $80.6 million was outstanding under the Commitment Facility, respectively. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $0.6 million in connection with the Commitment Facility, which are being amortized over the life of the facility. As of June 30, 2023 and December 31, 2022, $0.1 million and less than $0.1 million of such prepaid loan structure fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three and six months ended June 30, 2023 and 2022 (dollars in millions):

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022
Interest expense	$0.8	$0.2		$1.7	$0.2
Loan structure fees amortization	—	0.1		0.1	0.1
Total interest and other fees	$0.8	$0.3		$1.8	$0.3
Weighted average interest rate	7.0%	3.1	%(1)	6.7%	3.4	%(1)
Effective interest rate (including fee amortization)	7.4%	4.8	%(1)	7.2%	5.8	%(1)
Average debt outstanding	$45.0	$23.1	(1)	$50.0	14.6	(1)
Cash paid for interest and unused fees	$1.3	$—		$2.1	$—
(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through June 30, 2022.

Credit Facility

On September 30, 2022, we entered into a senior secured revolving credit agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank, as administrative agent, and various other lenders party thereto (as amended on December 9, 2022, the "Credit Facility", and together with the Commitment Facility, the "Credit Facilities"). The Credit Facility provides for borrowings up to a maximum of $150.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $200.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of June 30, 2023 and December 31, 2022, we were in compliance with these covenants.

As of June 30, 2023 and December 31, 2022, there were $31.0 million and $0.0 million outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $1.4 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of both June 30, 2023 and December 31, 2022, $1.1 million of such prepaid loan structure fees and administration fees had yet to be amortized. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facility payable.

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and six months ended June 30, 2023 (dollars in millions):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Interest expense	$0.9	$1.5
Loan structure fees amortization	0.1	0.2
Total interest and other fees	$1.0	$1.7
Weighted average interest rate	9.1%	9.0%
Effective interest rate (including fee amortization)	10.0%	10.1%
Average debt outstanding	$39.6	$34.7
Cash paid for interest and unused fees	$0.9	$1.5

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2023 and December 31, 2022, our off-balance sheet arrangements consisted of $32.7 million and $36.3 million, respectively, of unfunded commitments to provide debt and equity financings to 26 and 22 of our portfolio companies, respectively. As of June 30, 2023, we had sufficient liquidity to fund such unfunded commitments (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) should the need arise.

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

Investment Portfolio

The Company invested in the following portfolio companies subsequent to June 30, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	July 7, 2023	Madison Logic, Inc.*	Provider of B2B account based marketing services	$461,351	Equity
New Investment	July 31, 2023	EHI Buyer, Inc.	Provider of design, engineering, installation, and maintenance services for building management systems	$2,820,685	Senior Secured – First Lien
				$1,410,343	Delayed Draw Term Loan Commitment
				$3,149,231	Revolver Commitment
				$492,017	Equity
New Investment	August 2, 2023	Compost 360 Acquisition, LLC	Organic waste recycler and producer of compost, mulch, and engineered soils	$5,915,156	Senior Secured – First Lien
				$2,609,627	Delayed Draw Term Loan Commitment
				$2,919,023	Revolver Commitment
				$208,069	Equity
New Investment	August 3, 2023	Morgan Electrical Group Intermediate Holdings, Inc.	Provider of commercial electrical services	$2,022,258	Senior Secured – First Lien
				$1,304,682	Delayed Draw Term Loan Commitment
				$717,227	Revolver Commitment
				$194,900	Equity
New Investment	August 7, 2023	The Hardenbergh Group, Inc.	Provider of temporary professional staffing of Medical Services Professionals, external peer review, consulting and physician leadership solutions	$4,783,836	Senior Secured – First Lien
				$1,679,360	Revolver Commitment
				$264,885	Equity
New Investment	August 8, 2023	Green Intermediateco II, Inc.	Cyber-security focused value-added reseller and associated service provider	$6,361,759	Senior Secured – First Lien
				$2,002,253	Delayed Draw Term Loan Commitment
				$194,512	Equity
*	Existing portfolio company

Credit Facility

As of August 11, 2023, the outstanding balance under the Commitment Facility was $45.0 million and the outstanding balance under the Credit Facility was $73.8 million.

Sale of Unregistered Securities

Since June 30, 2023, the Company sold 73,161 common shares of beneficial interest at a price of $14.98 per share for aggregate proceeds of $1.1 million, which included less than $0.1 million of Organizational Expense Allocation pursuant to Subscription Agreements entered into between the Company and investors.

Additionally, on July 31, 2023, the Company called $10.0 million pursuant to capital draw down subscription agreements between the Company and its shareholders. The transaction is expected to close on August 15, 2023 and result in the issuance of 667,557 common shares of beneficial interest at a price of $14.98 per share.

Since June 30, 2023, the Company also issued 11,413 common shares of beneficial interest for aggregate proceeds of $0.2 million under the DRIP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in May 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. As of both June 30, 2023 and December 31, 2022, 100% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR and SOFR, which are indexed to 30-day or 90-day LIBOR and SOFR rates, subject to interest rate floors. As of June 30, 2023 and December 31, 2022, the weighted average interest rate floor on our floating rate loans was 1.26% and 1.14%, respectively.

Assuming that the Statements of Assets and Liabilities as of June 30, 2023 and December 31, 2022 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$3.6	$(1.9)	$1.7
Up 150 basis points	2.7	(1.4)	1.3
Up 100 basis points	1.8	(1.0)	0.8
Up 50 basis points	0.9	(0.5)	0.4
Down 50 basis points	(0.9)	0.5	(0.4)
Down 100 basis points	(1.8)	1.0	(0.8)
Down 150 basis points	(2.7)	1.4	(1.3)
Down 200 basis points	(3.6)	1.9	(1.7)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of June 30, 2023, the three month LIBOR rate was 555 basis points and the three month SOFR rate was 527 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 0 bps and 25 bps SOFR floors pursuant to the Commitment Facility and Credit Facility agreements, respectively.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet and other business or economic developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and six months ended June 30, 2023 and 2022, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2023 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended June 30, 2023 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 3, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2023, pursuant to capital commitments received, the Company issued 680,845 common shares of beneficial interest at a price of $14.69 for total proceeds of $10,000,000.

The Company issued 18,646 common shares of beneficial interest under the distribution reinvestment program (“DRIP”) during the six months ended June 30, 2023 for total proceeds of $275,068.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description
3.1	Second Amended and Restated Declaration of Trust, Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 13, 2023
3.2	Form of Bylaws, Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2023	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer