Form 10-Q
period 2023-09-30
Stellus Private Credit BDC
filed 2023-11-09
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of November 9, 2023 was 6,947,104.

STELLUS PRIVATE CREDIT BDC

i

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023
	(unaudited)	December 31, 2022
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $209,482,572 and $158,022,677, respectively)	$211,762,646	$157,504,755
Cash and cash equivalents	1,089,671	15,469,823
Interest receivable	1,502,820	1,030,274
Expense reimbursement receivable from the Advisor (Note 2)	82,743	165,638
Deferred offering costs	65,439	54,394
Related party receivable	136,566	9,620
Prepaid expenses	25,423	133,004
Receivable for sales and repayments of investments	28,108	26,996
Total Assets	$214,693,416	$174,394,504
LIABILITIES
Credit Facilities payable	$104,722,903	$79,448,134
Short-term loan payable	—	11,250,000
Dividends payable	3,190,125	1,809,533
Unearned revenue	864,150	539,634
Income incentive fee payable	353,142	328,196
Capital gains incentive fee payable	224,532	—
Interest payable	286,594	563,241
Administrative services payable	101,331	66,064
Income tax payable	19,814	7,471
Deferred tax liability	56,622	—
Other accrued expenses and liabilities	124,552	119,274
Total Liabilities	$109,943,765	$94,131,547
Commitments and contingencies (Note 7)
Net Assets	$104,749,651	$80,262,957
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 6,935,054 and 5,483,433 issued and outstanding, respectively)	$69,351	$54,834
Paid-in capital	102,478,935	80,950,845
Total distributable earnings (loss)	2,201,365	(742,722)
Net Assets	$104,749,651	$80,262,957
Total Liabilities and Net Assets	$214,693,416	$174,394,504
Net Asset Value Per Share	$15.10	$14.64

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INVESTMENT INCOME
Interest income	$6,042,784	$2,583,194	$15,933,509	$4,189,423
Other income	96,972	46,509	335,525	87,860
Total Investment Income	$6,139,756	$2,629,703	$16,269,034	$4,277,283
OPERATING EXPENSES
Management fees	$763,066	$396,989	$2,031,626	$788,354
Income incentive fees	529,714	168,479	1,437,391	246,156
Capital gains incentive fee	99,640	—	224,532	—
Professional fees	142,356	92,630	522,867	317,694
Organization costs	—	—	1,000	90,184
Amortization of deferred offering costs	25,108	67,151	123,837	164,982
Administrative services expenses	103,415	48,843	298,089	157,242
Trustees' fees	40,000	40,000	120,000	118,000
Insurance expense	20,530	20,530	60,921	61,326
Valuation fees	20,572	—	38,846	—
Interest expense and other fees	2,312,758	699,425	5,838,668	1,050,096
Income tax expense	3,953	—	20,643	—
Other general and administrative expenses	22,386	32,607	103,409	80,976
Total Operating Expenses	$4,083,498	$1,566,654	$10,821,829	$3,075,010
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	$(1,022,379)	$(476,464)	$(2,952,608)	$(1,113,186)
Net Operating Expenses	$3,061,119	$1,090,190	$7,869,221	$1,961,824
Net Investment Income	$3,078,637	$1,539,513	$8,399,813	$2,315,459
Net realized gain on foreign currency translation	$8,599	$2,146	$19,920	$2,146
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	1,054,344	(522,403)	2,801,721	(713,013)
Net change in unrealized depreciation on foreign currency translations	(9,918)	(105,040)	(3,725)	(104,461)
Provision for taxes on net unrealized gain on investments	(56,622)	$—	$(56,622)	$—
Net Increase in Net Assets Resulting from Operations	$4,075,040	$914,216	$11,161,107	$1,500,131
Net Investment Income Per Share – basic and diluted	$0.47	$0.37	$1.39	$0.70
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.62	$0.22	$1.85	$0.45
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	6,584,179	4,165,010	6,044,958	3,311,178
Distributions Per Share – basic and diluted	$0.48	$0.19	$1.36	$0.23

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	(loss) gain	Net Assets
Balances at December 31, 2021	—	$—	$—	$(532,845)	$(532,845)
Net investment income	—	—	—	76,851	76,851
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(108,048)	(108,048)
Issuance of common shares of beneficial interest	2,333,334	23,333	34,976,667	—	35,000,000
Balances at March 31, 2022	2,333,334	$23,333	$34,976,667	$(564,042)	$34,435,958
Net investment income	—	—	—	699,095	699,095
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(82,562)	(82,562)
Net change in unrealized appreciation on foreign currency translation	—	—	—	579	579
Issuance of common shares of beneficial interest	1,355,013	13,550	19,986,450	—	20,000,000
Balances at June 30, 2022	3,688,347	$36,883	$54,963,117	$53,070	$55,053,070
Net investment income	—	—	—	1,539,513	1,539,513
Net realized gain on foreign currency translation	—	—	—	2,146	2,146
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(522,403)	(522,403)
Net change in unrealized depreciation on foreign currency translation	—	—	—	(105,040)	(105,040)
Distributions from net investment income	—	—	—	(774,553)	(774,553)
Issuance of common shares of beneficial interest	1,450,393	14,504	21,339,823	—	21,354,327
Balances at September 30, 2022	5,138,740	$51,387	$76,302,940	$192,733	$76,547,060

Balances at December 31, 2022	5,483,433	$54,834	$80,950,845	$(742,722)	$80,262,957
Net investment income	—	—	—	2,637,999	2,637,999
Net realized gain on foreign currency translation	—	—	—	3,475	3,475
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(72,026)	(72,026)
Net change in unrealized appreciation on foreign currency translations	—	—	—	6,220	6,220
Distributions from net investment income	—	—	—	(2,306,409)	(2,306,409)
Issuance of common shares of beneficial interest	349,546	3,496	5,115,958	—	5,119,454
Balances at March 31, 2023	5,832,979	$58,330	$86,066,803	$(473,463)	$85,651,670
Net investment income	—	—	—	2,683,177	2,683,177
Net realized gain on foreign currency translation	—	—	—	7,846	7,846
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,819,403	1,819,403
Net change in unrealized depreciation on foreign currency translations	—	—	—	(27)	(27)
Distributions from net investment income	—	—	—	(2,720,486)	(2,720,486)
Issuance of common shares of beneficial interest	349,945	3,499	5,152,116	—	5,155,615
Balances at June 30, 2023	6,182,924	$61,829	$91,218,919	$1,316,450	$92,597,198
Net investment income	—	—	—	3,078,637	3,078,637
Net realized gain on foreign currency translation	—	—	—	8,599	8,599
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,054,344	1,054,344
Net change in unrealized depreciation on foreign currency translations	—	—	—	(9,918)	(9,918)
Provision for taxes on net unrealized gain on investments				(56,622)	(56,622)
Distributions from net investment income	—	—	—	(3,190,125)	(3,190,125)
Issuance of common shares of beneficial interest	752,130	7,522	11,260,016	—	11,267,538
Balances at September 30, 2023	6,935,054	$69,351	$102,478,935	$2,201,365	$104,749,651

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$11,161,107	$1,500,131
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(68,472,583)	(135,023,930)
Proceeds from sales and repayments of investments	17,370,805	6,925,278
Net change in unrealized (appreciation) depreciation on investments	(2,801,721)	713,013
Net change in unrealized depreciation foreign currency translations	3,725	104,461
Increase in investments due to PIK	(217)	—
Amortization of premium and accretion of discount, net	(359,012)	(114,567)
Deferred tax provision	56,622	—
Amortization of loan structure fees	442,513	277,541
Amortization of deferred offering costs	123,837	164,982
Changes in other assets and liabilities
Increase in interest receivable	(472,546)	(861,191)
Increase in other receivable	—	(1,246,743)
Increase in related party receivable	(126,946)	(43,105)
Decrease (increase) in expense reimbursements receivable from the Advisor	82,895	(324,831)
Decrease in prepaid expenses	107,581	50,650
Decrease in due to affiliate	—	(460,085)
Decrease in trustees' fees payable	—	(42,000)
Increase in administrative services payable	35,267	106,190
(Decrease) increase in interest payable	(276,647)	233,971
Increase in income incentive fees payable	24,946	246,156
Increase in capital gains incentive fees payable	224,532	—
Increase in unearned revenue	324,516	498,153
Increase in income tax payable	12,343	—
Increase (decrease) in other accrued expenses and liabilities	5,278	(173,855)
Net Cash Used in Operating Activities	$(42,533,705)	$(127,469,781)
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$21,542,607	$76,354,327
Offering costs paid for common shares of beneficial interest issued	(134,882)	(139,542)
Stockholder distributions paid	(6,836,428)	(774,553)
Borrowings under Credit Facilities	96,600,000	90,290,000
Repayments of Credit Facilities	(71,415,000)	(34,890,000)
Financing costs paid on Credit Facilities	(352,744)	(1,236,457)
Short-term loan (repayments) borrowings	(11,250,000)	9,000,000
Net Cash Provided by Financing Activities	$28,153,553	$138,603,775
Net (Decrease) Increase in Cash and Cash Equivalents	$(14,380,152)	$11,133,994
Cash and Cash Equivalents Balance at Beginning of Period	15,469,823	—
Cash and Cash Equivalents Balance at End of Period	$1,089,671	$11,133,994
Supplemental and Non-Cash Activities
Cash paid for interest expense	$5,672,802	$539,122
Increase in deferred offering costs	11,045	4,328
Income and excise tax paid	8,300	—
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	442,606	—
Increase in dividends payable	1,380,592	—

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2023

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		6/5/2023	6/5/2028	Services: Business	$2,505,461	$2,445,836	$2,480,406	2.37%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	503,611	489,283	0.47%
Total											$2,949,447	$2,969,689	2.84%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.89%		3/31/2023	3/31/2028	Services: Business	$3,717,666	$3,631,714	$3,717,666	3.55%
AR-USA Holdings, LLC Class A Units		Equity					3/31/2023			91	91,031	138,270	0.13%
Total											$3,722,745	$3,855,936	3.68%
Archer Systems, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.54%		8/11/2022	8/11/2027	Services: Business	$7,834,418	$7,707,395	$7,834,418	7.48%
CF Arch Holdings LLC Class A Units		Equity					8/10/2022			496,967	496,967	751,254	0.72%
Total											$8,204,362	$8,585,672	8.20%
Axis Portable Air, LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.29%		3/22/2022	3/22/2028	Capital Equipment	$1,509,146	$1,485,343	$1,509,146	1.44%
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.29%		4/17/2023	3/22/2028		$854,937	$838,946	$854,937	0.82%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.29%		3/22/2022	3/22/2028		1,344,512	1,333,203	1,344,512	1.28%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.29%		11/3/2022	3/22/2028		4,115,854	4,115,854	4,115,854	3.93%
Revolver	(5)	First Lien	1M SOFR+5.75%	2.00%	11.17%		3/22/2022	3/22/2028		1,075,610	1,075,610	1,075,610	1.03%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	268,714	0.26%
Total											$9,001,617	$9,168,773	8.76%
Baker Manufacturing Company, LLC									Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	11.36%		7/5/2022	7/5/2027	Capital Equipment	$6,097,236	$5,998,298	$6,097,236	5.82%
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022			330,978	330,978	358,520	0.34%
Total											$6,329,276	$6,455,756	6.16%
BLP Buyer, Inc.	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.25%	12.02%		2/1/2022	2/1/2027	Capital Equipment	$2,757,449	$2,718,063	$2,743,662	2.62%
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.25%	12.27%		10/3/2022	2/1/2027		1,269,121	1,243,405	1,262,775	1.21%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	12.27%		12/8/2022	2/1/2027		4,828,499	4,706,577	4,804,357	4.59%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	12.27%		4/14/2023	2/1/2027		781,051	760,006	777,146	0.74%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.25%	11.92%		2/1/2022	2/1/2027		292,061	292,061	290,601	0.28%
BL Products Parent, L.P. Class A Units		Equity					2/1/2022			395,294	442,307	591,833	0.56%
Total											$10,162,419	$10,470,374	10.00%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+6.75%	1.00%	12.17%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$2,103,430	$2,054,310	$2,092,913	2.00%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	32,057	0.03%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity					3/15/2023			184,925	184,925	173,665	0.17%
Total											$2,273,370	$2,298,635	2.20%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.53%		2/24/2022	2/7/2027	Retail	$4,643,618	$4,609,999	$4,573,964	4.37%
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.53%		6/24/2022	2/7/2027		452,376	448,885	445,590	0.43%
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.53%		3/27/2023	2/7/2027		649,772	643,951	640,025	0.61%
Revolver	(5)	First Lien	3M SOFR+7.00%	1.00%	12.60%		2/24/2022	2/7/2027		393,847	393,847	387,939	0.37%
Total											$6,096,682	$6,047,518	5.78%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.87%		8/2/2023	8/2/2028	Environmental Industries	$5,915,156	$5,770,787	$5,770,787	5.51%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		8/2/2023	8/2/2028		243,252	243,252	237,315	0.23%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,081	208,069	208,100	0.20%
Total											$6,222,108	$6,216,202	5.94%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2023

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	12.04%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,438,300	$9,274,006	$9,438,299	9.00%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	504,030	0.48%
Total											$9,818,785	$9,942,329	9.48%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.89%		6/30/2023	6/30/2028	High Tech Industries	$4,735,553	$4,644,331	$4,644,331	4.43%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	485,218	0.46%
Total											$5,129,549	$5,129,549	4.89%
Curion Holdings, LLC									Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.00%	12.29%		7/29/2022	7/29/2027	Services: Business	$3,516,135	$3,459,394	$3,410,651	3.26%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.00%	12.29%		7/29/2022	7/29/2027		1,275,886	1,275,886	1,237,609	1.18%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	318,247	0.30%
Total											$5,078,809	$4,966,507	4.74%
EHI Buyer, Inc.	(4)								Grand Prarie, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.89%		7/31/2023	7/31/2029	Environmental Industries	$2,820,685	$2,751,501	$2,751,501	2.63%
EHI Group Holdings, L.P.		Equity					7/31/2023			492	492,017	492,017	0.47%
Total											$3,243,518	$3,243,518	3.10%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.15%		5/22/2023	5/22/2028	Services: Consumer	$2,255,485	$2,201,875	$2,232,930	2.13%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.15%		5/22/2023	5/22/2028		44,585	44,585	44,139	0.04%
Total											$2,246,460	$2,277,069	2.17%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+5.75%	1.00%	11.17%		3/16/2022	3/16/2027	Software	$3,931,277	$3,887,861	$3,911,621	3.73%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	168,003	0.16%
Total											$4,055,864	$4,079,624	3.89%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.04%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,249,024	$1,228,691	$1,224,044	1.17%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	12.04%		4/29/2022	4/29/2028		1,060,775	1,060,775	1,039,560	0.99%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	143,215	0.14%
Total											$2,450,749	$2,406,819	2.30%
Green Intermediateco II, Inc.	(4)								Irvine, CA
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	12.12%		8/8/2023	8/8/2028	High Tech Industries	$6,361,759	$6,206,463	$6,206,463	5.93%
Green Topco Holdings, LLC Class A Units		Equity					8/8/2023			194,512	194,512	194,512	0.19%
Total											$6,400,975	$6,400,975	6.12%
Heartland Business Systems, LLC	(4)								Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.79%		8/26/2022	8/26/2027	High Tech Industries	$3,178,580	$3,128,566	$3,178,580	3.03%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.79%		8/26/2022	8/26/2027		3,299,572	3,266,576	3,299,572	3.15%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	137,144	387,414	0.37%
Total											$6,532,286	$6,865,566	6.55%
Heat Makes Sense Shared Services, LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	10.87%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,056,965	$6,932,203	$7,056,965	6.74%
Ishtar Co-Invest-B LP Partnership Interests		Equity					7/1/2022			298,251	298,251	795,027	0.76%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	85,213	227,148	0.22%
Total											$7,315,667	$8,079,140	7.72%
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.79%		2/1/2022	12/17/2026	Services: Business	$8,098,045	$8,041,218	$8,017,065	7.64%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	11.79%		2/1/2022	12/17/2026		1,191,851	1,191,851	1,179,932	1.13%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.79%		2/1/2022	12/17/2026		196,711	195,161	194,744	0.19%
Total											$9,428,230	$9,391,741	8.96%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2023

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		4/28/2023	4/28/2028	Services: Consumer	$2,673,722	$2,610,874	$2,620,248	2.50%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		6/30/2023	4/28/2028		$121,533	$118,604	$119,102	0.11%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		4/28/2023	4/28/2028		410,869	410,869	402,652	0.38%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			176	175,908	121,148	0.12%
Total											$3,316,255	$3,263,150	3.11%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.38%		2/15/2022	2/15/2027	High Tech Industries	$5,621,442	$5,540,550	$5,621,442	5.37%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.38%		2/15/2022	2/15/2027		2,348,197	2,329,828	2,348,197	2.24%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	629,269	0.60%
Total											$8,413,950	$8,598,908	8.21%
International Designs Group LLC									Farmingville, NY
International Designs Holdings LLC Common Units		Equity					4/1/2022		Construction & Building	$455,341	$455,341	$338,479	0.32%
Total											$455,341	$338,479	0.32%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	12.09%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$5,962,725	$5,869,914	$5,903,098	5.64%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	11.93%		6/6/2022	6/6/2027		224,067	224,067	221,826	0.21%
Gauge Vimergy Coinvest, LLC Units	(9)	Equity					6/6/2022			178	175,035	98,868	0.09%
Total											$6,269,016	$6,223,792	5.94%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.54%		9/2/2022	9/2/2027	Consumer Goods: Durable	$9,308,027	$9,192,806	$9,261,486	8.83%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.54%		9/2/2022	9/2/2027		1,331,608	1,331,608	1,324,950	1.26%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	253,436	0.24%
Total											$10,835,896	$10,839,872	10.33%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.39%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,733,035	$4,607,184	$4,709,370	4.50%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			461,351	461,351	461,351	0.44%
Total											$5,068,535	$5,170,721	4.94%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.42%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$3,980,778	$3,949,183	$3,980,778	3.80%
Total											$3,949,183	$3,980,778	3.80%
Monitorus Holding, LLC	(4)(6)								London, UK
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.65%		5/24/2022	5/24/2027	Media: Diversified & Production	$6,119,464	$6,072,075	$6,088,867	5.80%
Revolver	(5)	First Lien	3M SOFR+7.00%	1.00%	12.65%		5/24/2022	5/24/2027		€1,251,514	1,360,599	1,353,796	1.29%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.65%		5/24/2022	5/24/2027		€3,585,699	3,619,086	3,600,991	3.44%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	38,016	0.04%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	38,015	0.04%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	38,015	0.04%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	38,015	0.04%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	38,015	0.04%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	38,015	0.04%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	38,015	0.04%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	38,015	0.04%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	38,015	0.04%
Total											$11,346,258	$11,385,790	10.89%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	11.57%		8/3/2023	8/3/2029	Construction & Building	$2,022,258	$1,977,611	$1,977,611	1.89%
Morgan Electrical Group Holdings, LLC Series A-2 Preffered Units		Equity					8/3/2023			195	194,900	194,900	0.19%
Total											$2,172,511	$2,172,511	2.08%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2023

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	12.39%		11/16/2022	11/16/2027	Services: Business	$6,753,990	$6,636,312	$6,753,990	6.45%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	396,757	0.38%
Total											$6,971,811	$7,150,747	6.83%
Pearl Media Holdings, LLC	(4)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.79%		8/31/2022	8/31/2027	Consumer Goods: Durable	$2,651,155	$2,607,530	$2,598,132	2.48%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	11.79%		8/31/2022	8/31/2027		174,193	174,193	170,709	0.16%
Total											$2,781,723	$2,768,841	2.64%
Peltram Plumbing Holdings, LLC	(4)								Auburn, WA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		2/1/2022	12/30/2026	Construction & Building	$6,836,094	$6,752,244	$6,801,914	6.49%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		2/1/2022	12/30/2026		375,407	375,407	373,530	0.36%
Total											$7,127,651	$7,175,444	6.85%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+6.00%	1.50%	12.56%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$3,967,268	$3,894,136	$3,947,432	3.77%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	215,954	0.21%
Total											$4,213,134	$4,163,386	3.98%
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	12.02%		5/1/2023	8/2/2027	High Tech Industries	$4,153,084	$4,076,236	$4,132,319	3.94%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	12.02%		5/1/2023	8/2/2027		307,285	307,285	305,749	0.29%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			113,911	131,446	102,856	0.10%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			107,370	62,419	62,420	0.06%
Total											$4,577,386	$4,603,344	4.39%
Service Minds Company, LLC	(4)								Bradenton, FL
Term Loan	(5)(10)	First Lien	6M SOFR+5.50%	1.00%	11.37%	2.00%	2/7/2022	2/7/2028	Services: Consumer	$2,391,206	$2,354,561	$2,295,558	2.19%
Revolver	(5)(10)	First Lien	6M SOFR+5.50%	1.00%	10.90%	2.00%	2/7/2022	2/7/2028		517,324	517,324	496,631	0.47%
Delayed Draw Term Loan	(5)(10)	First Lien	6M SOFR+5.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028		1,640,919	1,626,862	1,575,282	1.50%
Total											$4,498,747	$4,367,471	4.16%
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	11.74%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$4,783,836	$4,667,090	$4,667,090	4.46%
BV HGI Holdings, L.P. Class A Units		Equity					8/7/2023			264,885	264,885	264,885	0.25%
Total											$4,931,975	$4,931,975	4.71%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.55%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$5,954,686	$5,890,282	$5,776,045	5.50%
Total											$5,890,282	$5,776,045	5.50%
Total Non-controlled, non-affiliated investments											$209,482,572	$211,762,646	202.16%
Net Investments											$209,482,572	$211,762,646	202.16%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(107,012,995)	(102.16)%
NET ASSETS												$104,749,651	100.00%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2023

(unaudited)

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At September 30, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$2,278,843	0.50%	June 5, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
American Refrigeration, LLC	Delayed Draw Term Loan	482,132	1.00%	March 31, 2028
Archer Systems, LLC	Revolver	1,025,607	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	268,902	0.50%	March 22, 2028
BLP Buyer, Inc.	Revolver	89,387	0.50%	February 1, 2027
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	919,022	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	2,675,771	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	2,609,627	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
EHI Buyer, Inc.	Revolver	3,149,231	0.50%	July 31, 2029
EHI Buyer, Inc.	Delayed Draw Term Loan	1,410,343	1.00%	July 31, 2029
Equine Network, LLC	Revolver	211,919	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	326,960	1.00%	May 22, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
Florachem Corporation	Revolver	811,181	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	986,571	0.50%	April 29, 2028
Green Intermediateco II, Inc.	Delayed Draw Term Loan	2,002,253	0.50%	August 8, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	3,316,153	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	1,477,049	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	49,660	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Impact Home Services LLC	Revolver	325,016	0.50%	April 28, 2028
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	522,823	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	204,863	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,304,682	1.00%	August 3, 2029
Pearl Media Holdings, LLC	Revolver	522,580	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	507,903	0.50%	December 30, 2026
RIA Advisory Borrower, LLC	Revolver	376,003	0.50%	August 2, 2027
Service Minds Company, LLC	Revolver	129,317	0.50%	February 7, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	1.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	986,571	2.50%	December 31, 2026
	Total Unfunded Commitments	$44,832,177

(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.7% of the Company’s total assets as of September 30, 2023.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
AIP ATCO Buyer, LLC	(4)							Sterling Heights, MI
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.31%	5/17/2022	5/17/2028	Automotive	$8,845,526	$8,682,015	$8,801,298	10.97%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	10.93%	5/17/2022	5/17/2028		810,347	810,347	806,295	1.00%
Total										$9,492,362	$9,607,593	11.97%
Archer Systems, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.92%	8/11/2022	8/11/2027	Services: Business	$9,727,427	$9,545,572	$9,581,515	11.94%
CF Arch Holdings LLC Class A Units		Equity				8/10/2022			496,967	496,967	527,885	0.66%
Total										$10,042,539	$10,109,400	12.60%
Axis Portable Air, LLC	(4)							Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.48%	3/22/2022	3/22/2028	Capital Equipment	$1,509,146	$1,482,068	$1,501,600	1.87%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.48%	3/22/2022	3/22/2028		1,344,512	1,331,735	1,337,789	1.67%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.48%	11/3/2022	3/22/2028		2,195,122	2,195,122	2,184,146	2.72%
Axis Air Parent, LLC Preferred Units		Equity				3/22/2022			1,527	152,661	236,215	0.29%
Total										$5,161,586	$5,259,750	6.55%
Baker Manufacturing Company, LLC								Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	10.75%	7/5/2022	7/5/2027	Capital Equipment	$6,169,082	$6,053,037	$6,076,546	7.57%
BSC Blue Water Holdings, LLC Series A Units		Equity				7/5/2022			330,978	330,978	262,680	0.33%
Total										$6,384,015	$6,339,226	7.90%
BDS Solutions Intermediateco, LLC	(4)							Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.71%	2/24/2022	2/7/2027	Retail	$4,679,065	$4,638,875	$4,608,879	5.74%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.71%	6/24/2022	2/7/2027		455,829	451,673	448,992	0.56%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%	2/24/2022	2/7/2027		236,828	236,828	233,276	0.29%
Total										$5,327,376	$5,291,147	6.59%
BLP Buyer, Inc.	(4)							Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.49%	2/1/2022	2/1/2027	Capital Equipment	$2,778,445	$2,731,359	$2,708,984	3.38%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.21%	10/3/2022	2/1/2027		1,278,711	1,248,201	1,246,743	1.55%
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	11.08%	12/8/2022	2/1/2027		4,852,763	4,709,383	4,731,444	5.89%
Revolver	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%	2/1/2022	2/1/2027		139,482	139,482	135,995	0.17%
BL Products Parent, L.P. Class A Units		Equity				2/1/2022			339,326	339,326	346,544	0.43%
Total										$9,167,751	$9,169,710	11.42%
COPILOT Provider Support Services, LLC	(4)							Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.23%	11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,509,802	$9,321,496	$9,321,496	11.61%
QHP Project Captivate Blocker, Inc. Common Stock		Equity				11/22/2022			8	544,779	544,779	0.68%
Total										$9,866,275	$9,866,275	12.29%
Curion Holdings, LLC	(4)							Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.98%	7/29/2022	7/29/2027	Services: Business	$3,542,772	$3,476,632	$3,454,203	4.30%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.98%	7/29/2022	7/29/2027		893,121	893,121	870,793	1.08%
SP CS Holdings LLC Class A Units		Equity				7/29/2022			343,529	343,529	274,144	0.34%
Total										$4,713,282	$4,599,140	5.72%
Exigo, LLC	(4)							Dallas, TX
Term Loan	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.13%	3/16/2022	3/16/2027	Software	$4,001,839	$3,949,517	$3,941,811	4.91%
Revolver	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.13%	3/16/2022	3/16/2027		47,642	47,642	46,927	0.06%
Gauge Exigo Coinvest, LLC Common Units		Equity				3/16/2022			168,003	168,003	151,768	0.19%
Total										$4,165,162	$4,140,506	5.16%
Florachem Corporation	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	3M LIBOR+6.50%	1.00%	11.23%	4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,258,510	$1,235,422	$1,233,340	1.54%
SK FC Holdings, L.P. Class A Units		Equity				4/29/2022			161	161,283	162,513	0.20%
Total										$1,396,705	$1,395,853	1.74%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Heartland Business Systems, LLC	(4)							Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.79%	8/26/2022	8/26/2027	Services: Business	$3,202,660	$3,142,195	$3,154,620	3.93%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.91%	8/26/2022	8/26/2027		1,658,076	1,641,495	1,633,205	2.03%
AMCO HBS Holdings, LP Class A Units		Equity				8/26/2022			1,570	157,008	243,972	0.30%
Total										$4,940,698	$5,031,797	6.26%
Heat Makes Sense Shared Services, LLC	(4)							Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.50%	0.75%	9.63%	7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,480,115	$7,334,957	$7,367,913	9.18%
Revolver	(5)	First Lien	6M SOFR+5.50%	0.75%	10.37%	7/1/2022	7/1/2028		295,410	295,410	290,979	0.36%
Ishtar Co-Invest-B LP Partnership Interests		Equity				7/1/2022			298,251	298,251	340,070	0.42%
Oshun Co-Invest-B LP Partnership Interests		Equity				7/1/2022			85,213	85,213	97,162	0.12%
Total										$8,013,831	$8,096,124	10.08%
HV Watterson Holdings, LLC	(4)							Schaumburg, IL
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026	Services: Business	$8,159,862	$8,091,364	$7,915,066	9.86%
Revolver	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026		198,642	198,642	192,683	0.24%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026		198,201	196,345	192,255	0.24%
Total										$8,486,351	$8,300,004	10.34%
Inoapps Bidco, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.19%	2/15/2022	2/15/2027	High Tech Industries	$5,664,137	$5,567,760	$5,550,854	6.92%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.19%	2/15/2022	2/15/2027		2,365,987	2,344,107	2,318,667	2.89%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity				2/15/2022			512,365	543,572	529,959	0.66%
Total										$8,455,439	$8,399,480	10.47%
International Designs Group LLC								Farmingville, NY
International Designs Holdings LLC Common Units		Equity				4/1/2022		Construction & Building	$455,341	$455,341	$444,895	0.55%
Total										$455,341	$444,895	0.55%
Lightning Intermediate II, LLC	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.54%	6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$6,078,133	$5,967,985	$5,895,789	7.35%
Gauge Vimergy Coinvest, LLC Units		Equity				6/6/2022			178	178,347	133,477	0.17%
Total										$6,146,332	$6,029,266	7.52%
MacKenzie-Childs Acquisition, Inc.	(4)							Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.73%	9/2/2022	9/2/2027	Consumer Goods: Durable	$9,378,542	$9,245,162	$9,237,863	11.51%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	10.73%	9/2/2022	9/2/2027		1,331,608	1,331,608	1,311,634	1.63%
MacKenzie-Childs Investment, LP Partnership Interests		Equity				9/2/2022			311,482	311,482	285,502	0.36%
Total										$10,888,252	$10,834,999	13.50%
Madison Logic Holdings, Inc.	(4)							New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	11.58%	12/30/2022	12/30/2027	Media: Broadcasting & Subscription	$4,756,819	$4,614,114	$4,614,114	5.75%
Total										$4,614,114	$4,614,114	5.75%
Microbe Formulas LLC	(4)							Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%	4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$4,433,420	$4,393,532	$4,389,086	5.47%
Total										$4,393,532	$4,389,086	5.47%
Monitorus Holding, LLC	(4)(6)							London, UK
Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	11.73%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,119,464	$6,064,112	$6,058,269	7.54%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	11.73%	5/24/2022	5/24/2027		€3,585,699	3,619,085	3,582,895	4.45%
Sapphire Aggregator S.a r.l. Class A Shares		Equity				9/1/2022			1,635,819	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class B Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class C Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class D Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class E Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class F Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class G Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class H Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class I Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Total										$9,977,695	$9,971,437	12.44%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Onpoint Industrial Services, LLC								Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	11.58%	11/16/2022	11/16/2027	Services: Business	$6,805,027	$6,670,604	$6,670,604	8.31%
Spearhead TopCo, LLC Class A Units		Equity				11/16/2022			335,499	335,499	335,499	0.42%
Total										$7,006,103	$7,006,103	8.73%
Pearl Media Holdings, LLC	(4)							Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.98%	8/31/2022	8/31/2027	Consumer Goods: Durable	$2,671,239	$2,620,622	$2,617,814	3.26%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	10.93%	8/31/2022	8/31/2027		232,258	232,258	227,613	0.28%
Total										$2,852,880	$2,845,427	3.54%
Peltram Plumbing Holdings, LLC	(4)							Auburn, WA
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	10.98%	2/1/2022	12/30/2026	Construction & Building	$6,995,815	$6,892,968	$6,750,961	8.41%
Total										$6,892,968	$6,750,961	8.41%
Service Minds Company, LLC	(4)							Bradenton, FL
Term Loan	(5)	First Lien	1M LIBOR+5.00%	1.00%	9.29%	2/7/2022	2/7/2028	Services: Consumer	$2,409,325	$2,367,173	$2,349,092	2.93%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	9.44%	2/7/2022	2/7/2028		193,976	193,976	189,127	0.24%
Delayed Draw Term Loan	(5)	First Lien	1M LIBOR+5.00%	1.00%	9.29%	2/7/2022	2/7/2028		531,687	526,873	518,395	0.65%
Total										$3,088,022	$3,056,614	3.82%
Tilley Distribution, Inc.	(4)							Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	10.14%	4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$6,000,285	$5,922,488	$5,790,275	7.21%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	10.14%	4/1/2022	12/31/2026		171,578	171,578	165,573	0.21%
Total										$6,094,066	$5,955,848	7.42%
Total Non-controlled, non-affiliated investments										$158,022,677	$157,504,755	196.24%
Net Investments										$158,022,677	$157,504,755	196.24%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(77,241,798)	(96.24)%
NET ASSETS											$80,262,957	100.00%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At December 31, 2022, the Company had the following outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
AIP ATCO Buyer, LLC	Revolver	$810,347	0.50%	May 17, 2028
Archer Systems, LLC	Revolver	1,025,607	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	1,920,732	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	550,893	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	241,966	0.50%	February 1, 2027
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Curion Holdings, LLC	Revolver	382,766	0.50%	July 29, 2027
Curion Holdings, LLC	Delayed Draw Term Loan	3,879,736	0.50%	July 29, 2027
Exigo, LLC	Revolver	190,568	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	1,028,732	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,871,955	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	986,571	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	4,974,229	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	1,181,639	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	1,042,869	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	474,383	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	204,863	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monitorus Holding, LLC	Revolver	€1,251,514	0.50%	May 24, 2027
Pearl Media Holdings, LLC	Revolver	464,515	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	883,310	0.50%	December 30, 2026
Service Minds Company, LLC	Revolver	452,611	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	1,121,632	1.00%	February 7, 2028
Tilley Distribution, Inc.	Revolver	814,993	0.50%	December 31, 2026

(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.3% of the Company’s total assets as of December 31, 2022.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducting organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies ("ASC Topic 946"). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company qualifies and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Trustees”. he Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company, that is an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisor is a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital”), that is also an investment adviser registered with the SEC under the Advisers Act.

Stellus Capital serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As of September 30, 2023, the Company has issued a total of 6,935,054 common shares of beneficial interest pursuant to draw downs of $90,000,000 of capital commitments, immediate share purchases of $12,450,000 from investors pursuant to subscription agreements, and $486,500 from dividend reinvestments for total for total contributed capital of $102,936,500. As of September 30, 2023, the Company had $141,687,500 in uncalled capital commitments pursuant to draw down subscription agreements.

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

As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (including any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2023, our asset coverage ratio was 199%.

The Company’s investment objective is to maximize the total return to its shareholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5,000,000 to $50,000,000 of EBITDA (earnings before interest, taxes, depreciation, and amortization)) through first lien, second lien, unitranche and unsecured debt financing, with corresponding equity co-

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

investments. The Company sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022.

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

Cash and Cash Equivalents

As of September 30, 2023, cash balances totaling $8,756 did not exceed Federal Deposit Insurance Corporation (“FDIC”) insurance protection levels of $250,000.

In addition, at September 30, 2023, the Company held $1,080,915 in cash equivalents, which are carried at cost, which approximates fair value.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

As of December 31, 2022, the Company held $12,500,000 of cash equivalents in U.S. Treasury Bills that matured on January 4, 2023. The U.S. Treasury Bills were purchased using $1,000,000 margin cash and proceeds from a $11,500,000 short-term loan from Raymond James Financial Inc., accruing interest at an annual rate of approximately 6.50%. As of September 30, 2023, no U.S. Treasury Bills were held. For the three and nine months ended September 30, 2023, the Company incurred interest expense of $448 and $2,187 related to the short-term loan, respectively. For the three and nine months ended September 30, 2022, the Company accrued interest expense of $2,603 related to the short-term loan. For the nine months ended September 30, 2023, the Company paid $6,359 related to interest expense on the short-term loan.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering costs, included on the Statements of Assets and Liabilities and amortized over a twelve-month period from Commencement of Operations. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to the Private Offering. As of September 30, 2023 and December 31, 2022, $65,439 and $54,394 of such offering costs had yet to be amortized, respectively.

Investments

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”), provides the recordkeeping requirements associated with fair value determinations. Our Board has not elected to designate the Advisor as the valuation designee.

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

September 30, 2023

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

A presentation of the interest income we have received from portfolio companies for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Loan interest	$5,802,566	$2,298,242	$15,143,486	$3,834,088
PIK interest	217	—	217	—
Fee amortization income(1)	186,748	184,560	555,267	252,866
Fee income acceleration(2)	53,253	100,392	234,539	102,469
Total Interest Income	$6,042,784	$2,583,194	$15,933,509	$4,189,423
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Investment Transaction Costs

Costs that are material and associated with an investment transaction, including legal expenses, are included in the cost basis of purchases, and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.

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

Current income tax expense estimates for the three and nine months ended September 30, 2023 of $3,953 and $20,643, respectively, is related to federal excise taxes. There was no such expense for the three and nine months ended September 30, 2022.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of September 30, 2023, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and nine months ended September 30, 2023 and 2022.

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

September 30, 2023

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

For both the three and nine months ended September 30, 2023 and 2023, the Company recorded deferred income tax provision of $56,622 related to the Taxable Subsidiary. In addition, as of September 30, 2023, the Company had a deferred tax liability of $56,622.

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

Distributable Earnings

The components that make up total distributable earnings (loss) on the Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Accumulated net realized gain from investments	$21,870	$1,950
Net unrealized appreciation (depreciation) on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $56,622 and $0, respectively	2,206,216	(538,883)
Net unrealized appreciation on foreign currency translations	17,236	20,961
Accumulated undistributed net investment loss	(43,957)	(226,750)
Total distributable earnings (loss)	$2,201,365	$(742,722)

Recently Issued Accounting Standards

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee (the “Base Management Fee”) of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee (the “Incentive Fee”), described below. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the Base Management Fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter, ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the Base Management Fee in excess of 1.00%. For the three months ended September 30, 2023 and 2022, the Company accrued management fees of $763,066 and $396,989, respectively, all of which have been waived. For the nine months ended September 30, 2023 and 2022, the Company accrued management fees of $2,031,626 and $788,354, respectively, all of which have been waived. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

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

For the three months ended September 30, 2023 and 2022, the Company accrued Income Incentive Fees of $529,714 and $168,479, respectively. For the nine months ended September 30, 2023 and 2022, the Company accrued Income Incentive Fees of $1,437,391 and $246,156, respectively. For the three months ended September 30, 2023 and 2022, $176,571 and $0 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange. For the nine months ended September 30, 2023 and 2022, $479,130 and $0 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange.

As of September 30, 2023 and December 31, 2022, $353,142 and $328,196, respectively, of such Income Incentive Fees were payable to the Advisor, of which $353,130 and $284,283, respectively, are currently payable (as explained below). As of September 30, 2023 and December 31, 2022, $12 and $0, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. As of September 30, 2023 and December 31, 2022, $0 and $43,913, respectively were deferred, pursuant to the Cumulative Pre-Incentive Fee Net Return limitation, and are not currently payable. The Income Incentive Fees that have been waived by the Advisor are not subject to recoupment.

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

September 30, 2023

(unaudited)

may not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of Incentive Fees in subsequent periods.

For both the three and nine months ended September 30, 2023, the Company accrued $99,640 and $224,532 of Capital Gains Incentive Fee, respectively. For the three and nine months ended September 30, 2022, the Company did not accrue any Capital Gains Incentive Fee. As of September 30, 2023 and December 31, 2022, $224,532 and $0, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

Expense Support and Conditional Reimbursement

The Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of the Company’s total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three months ended September 30, 2023 and 2022, the Company recorded expense reimbursements of $82,743 and $79,475, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded expense reimbursements of $441,852 and $324,831, respectively.

Reimbursements made by the Advisor with respect to the Company, pursuant to the Expense Support and Conditional Reimbursement Agreement, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such reimbursements occurred.

As of September 30, 2023, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025
March 31, 2023	219,880	—	219,880	March 31, 2026
June 30, 2023	139,229	—	139,229	June 30, 2026
September 30, 2023	82,743	—	82,743	September 30, 2026

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

For both the three months ended September 30, 2023 and 2022, the Company recorded an expense relating to trustees’ fees of $40,000. For the nine months ended September 30, 2023 and 2022, the Company recorded an expense relating to trustees’ fees of $120,000 and $118,000, respectively. As of both September 30, 2023 and December 31, 2022, no trustees’ fees were payable to the Company’s trustees.

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

September 30, 2023

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three months ended September 30, 2023 and 2022, the Company recorded expenses of $81,566 and $47,581, respectively, relating to the Administration Agreement. For the nine months ended September 30, 2023 and 2022, the Company recorded expenses of $229,190 and $88,797, respectively, relating to the Administration Agreement. As of September 30, 2023 and December 31, 2022, $81,566 and $51,737, respectively, remained payable to Stellus Capital under the Administration Agreement.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

For the three and nine months ended September 30, 2023, the Company declared aggregate distributions of $0.46 and $1.32 per share on its common stock, respectively. For both the three and nine months ended September 30, 2022, the Company declared aggregate distributions of $0.21 per share on its common stock. The Company has declared distributions of $2.19 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)

Fiscal 2022	Various		$0.87
Fiscal 2023
March 14, 2023	March 17, 2023	April 5, 2023	$0.42
June 27, 2023	June 30, 2023	July 5, 2023	$0.44
September 27, 2023	September 29, 2023	October 6, 2023	$0.46
Total			$2.19
(1)	Distributions for the year ended 2022 are shown in aggregate amounts.

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and the Company's transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the Company's transfer agent and registrar in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board for such distribution. If such notice is not received by the record date fixed by the Board for such distribution, then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company issued 11,413 and 30,059 shares through the DRIP for the three and nine months ended September 30, 2023, respectively. During both the three and nine months ended September 30, 2022, the Company issued 294 shares through the DRIP.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

As of September 30, 2023, the Company has issued a total of 6,935,054 common shares of beneficial interest in connection with draw downs of $90,000,000 of capital commitments and immediate share purchases of $12,450,000 from investors pursuant to subscription agreements and $486,500 from dividend reinvestments for total contributed capital of $102,936,500. As of September 30, 2023, the Company had $141,687,500 in uncalled capital commitments pursuant to draw down subscription agreements.

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Total		6,935,054	$102,892,557	$43,943	$102,936,500
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of September 30, 2023, in the amount of $388,214, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase in net assets resulting from operations	$4,075,040	$914,216	$11,161,107	$1,500,131
Weighted average common shares of beneficial interest	6,584,179	4,165,010	6,044,958	3,311,178
Net increase in net assets from operations per share	$0.62	$0.22	$1.85	$0.45

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

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

At September 30, 2023, the Company had investments in 37 portfolio companies. The composition of our investments as of September 30, 2023 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$200,402,605	$201,553,660
Equity	9,079,967	10,208,986
Total Investments	$209,482,572	$211,762,646
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 4.7% of our portfolio at fair value.

At December 31, 2022, the Company had investments in 25 portfolio companies. The composition of our investments as of December 31, 2022 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$152,825,940	$152,257,418
Equity	5,196,737	5,247,337
Total Investments	$158,022,677	$157,504,755
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 3.9% of our portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

terms of the underlying loan agreements. As of September 30, 2023 and December 31, 2022, the Company had 31 and 22 of such investments with aggregate unfunded commitments of $44,832,177 and $36,293,611, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

The aggregate gross unrealized appreciation (depreciation) and the aggregate cost and fair value of the Company’s portfolio company securities as September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Aggregate cost of portfolio company securities	$209,482,572	$158,022,677
Gross unrealized appreciation of portfolio company securities	3,322,273	550,229
Gross unrealized depreciation of portfolio company securities	(1,059,435)	(1,089,112)
Gross unrealized appreciation on foreign currency translation	17,236	20,961
Aggregate fair value of portfolio company securities	$211,762,646	$157,504,755

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2023 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$201,553,660	$201,553,660
Equity	—	—	10,208,986	10,208,986
Total Investments	$—	$—	$211,762,646	$211,762,646

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2022 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$152,257,418	$152,257,418
Equity	—	—	5,247,337	5,247,337
Total Investments	$—	$—	$157,504,755	$157,504,755

The aggregate values of Level 3 portfolio investments change during the nine months ended September 30, 2023 are as follows:

	Senior Secured
	Loans-First
	Lien	Equity	Total
Fair value at December 31, 2022	$152,257,418	$5,247,337	$157,504,755
Purchases of investments	64,566,178	3,906,405	68,472,583
Payment-in-kind interest	217	—	217
Sales and Redemptions	(17,348,741)	(23,176)	(17,371,917)
Change in unrealized appreciation on investments included in earnings	1,719,576	1,082,145	2,801,721
Change in unrealized depreciation on foreign currency translation included in earnings	—	(3,725)	(3,725)
Amortization of premium and accretion of discount, net	359,012	—	359,012
Fair value at September 30, 2023	$201,553,660	$10,208,986	$211,762,646

There were no Level 3 transfers during the nine months ended September 30, 2023.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2023:

			% of Total
	Cost	Fair Value	Investments
Texas	$48,963,196	$50,027,233	23.61%
Florida	46,972,473	46,926,561	22.15%
New York	23,675,439	24,428,212	11.54%
Illinois	14,507,039	14,358,248	6.78%
United Kingdom	11,346,258	11,385,790	5.38%
Arizona	9,001,617	9,168,773	4.33%
California	8,573,486	8,573,486	4.05%
Washington	7,127,651	7,175,444	3.39%
Wisconsin	6,532,286	6,865,566	3.24%
Indiana	6,329,276	6,455,756	3.05%
Maryland	5,890,282	5,776,045	2.73%
Michigan	4,931,975	4,931,975	2.33%
Tennessee	4,213,134	4,163,386	1.97%
Idaho	3,949,183	3,980,778	1.88%
Pennsylvania	2,949,447	2,969,689	1.40%
South Carolina	2,273,370	2,298,635	1.09%
Colorado	2,246,460	2,277,069	1.08%
	$209,482,572	$211,762,646	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,689,874	$41,670,626	26.46%
Florida	25,824,710	25,639,155	16.28%
New York	23,971,538	23,990,132	15.23%
Illinois	13,199,633	12,899,144	8.19%
United Kingdom	9,977,695	9,971,437	6.33%
Michigan	9,492,362	9,607,593	6.10%
Washington	6,892,968	6,750,961	4.29%
Indiana	6,384,015	6,339,226	4.02%
Maryland	6,094,066	5,955,848	3.78%
Arizona	5,161,586	5,259,750	3.34%
Wisconsin	4,940,698	5,031,797	3.19%
Idaho	4,393,532	4,389,086	2.79%
	$158,022,677	$157,504,755	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$36,355,404	$36,920,292	17.43%
High Tech Industries	31,054,146	31,598,342	14.92%
Capital Equipment	25,493,312	26,094,903	12.32%
Consumer Goods: Non-Durable	17,533,866	18,283,710	8.63%
Healthcare & Pharmaceuticals	17,024,130	17,172,939	8.11%
Consumer Goods: Durable	13,617,619	13,608,713	6.43%
Media: Diversified & Production	11,346,258	11,385,790	5.38%
Services: Consumer	10,061,462	9,907,690	4.68%
Construction & Building	9,755,503	9,686,434	4.57%
Environmental Industries	9,465,626	9,459,720	4.47%
Chemicals, Plastics, & Rubber	8,341,031	8,182,864	3.86%
Retail	6,096,682	6,047,518	2.86%
Media: Broadcasting & Subscription	5,068,535	5,170,721	2.44%
Beverage, Food, & Tobacco	4,213,134	4,163,386	1.97%
Software	4,055,864	4,079,624	1.93%
	$209,482,572	$211,762,646	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$35,188,973	$35,046,444	22.25%
Capital Equipment	20,713,352	20,768,686	13.19%
Consumer Goods: Non-Durable	18,553,695	18,514,476	11.75%
Consumer Goods: Durable	13,741,132	13,680,426	8.69%
Media: Diversified & Production	9,977,695	9,971,437	6.33%
Healthcare & Pharmaceuticals	9,866,275	9,866,275	6.26%
Automotive	9,492,362	9,607,593	6.10%
High Tech Industries	8,455,439	8,399,480	5.33%
Chemicals, Plastics, & Rubber	7,490,771	7,351,701	4.67%
Construction & Building	7,348,309	7,195,856	4.57%
Retail	5,327,376	5,291,147	3.36%
Media: Broadcasting & Subscription	4,614,114	4,614,114	2.93%
Software	4,165,162	4,140,506	2.63%
Services: Consumer	3,088,022	3,056,614	1.94%
	$158,022,677	$157,504,755	100.00%

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$201,553,660	Income/Market	HY credit spreads,	-1.95% to 0.61% (-0.54%)
		approach(2)	Risk free rates	0.18% to 2.88% (1.21%)
			Market multiples	5.0x to 17.0x (10.6x)(4)

Equity investments	$10,208,986	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	5.7x to 21.3x (11.7x)
	$211,762,646
(1)	Weighted average based on fair value as of September 30, 2023.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.95% (-1 basis points) to 0.61% (61 basis points). The average of all changes was -0.54% (-54 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

As of September 30, 2023, the Company had $44,832,177 in unfunded debt commitments to 31 existing portfolio companies. As of December 31, 2022, the Company had $36,293,611 in unfunded debt commitments to 22 existing portfolio companies. As of September 30, 2023, the Company had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities (as defined below)) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS

			For the Period from
			Commencement of
	Nine Months Ended		Operations through
	September 30, 2023		September 30, 2022
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.64		$14.77	(2)
Net investment income	1.39		0.70
Change in unrealized appreciation (depreciation) on investments	0.47		(0.22)
Change in unrealized appreciation on foreign currency translations	—		(0.03)
Provision for taxes on net unrealized appreciation on investments	(0.01)		—
Total from operations	$1.85		$0.45
Stockholder distributions from:
Net investment income	(1.36)		(0.23)
Other(3)	(0.03)		(0.09)
Net asset value at end of period	$15.10		$14.90
Total return based on market value(4)	12.46%		3.72%
Weighted average shares outstanding	6,044,958		3,311,178
Ratio/Supplemental Data:
Net assets at end of period	$104,749,651		$76,547,060
Weighted average net assets	$89,308,459		$49,278,277
Annualized ratio of net operating expenses to weighted average net assets(5)	11.84%		5.61	%(6)
Annualized ratio of interest expense and other fees to weighted average net assets	8.74%		3.22	%(6)
Annualized ratio of net investment income to weighted average net assets(5)	8.15%		7.47	%(6)
Portfolio turnover(7)	12.86%		16.42%
Credit Facilities payable	$105,800,000		$55,400,000
Short-term loan payable	$—		$9,000,000
Asset coverage ratio(8)	1.99	x	2.38	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	The initial offering price of $15.00 per share less $0.23 per share of organization costs.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(5)	Net of 4.42% and 3.74% for the nine months ended September 30, 2023 and period from commencement of operations through September 30, 2022, respectively, from expenses reimbursed and fees waived by the Advisor.
(6)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., organization costs of $3,534 for the period from Commencement of Operations through September 30, 2022).
(7)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(8)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

NOTE 9 — CREDIT FACILITIES

Commitment Facility

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank as subsequently amended (the “Commitment Facility”). On May 5, 2022, the Company entered into a First Amendment to Revolving Credit and Security Agreement (the “First Amendment”) by and between the Company, as the borrower and Signature Bank as the lender. The First Amendment increased the maximum commitment amount under the Commitment Facility from $50,000,000 to $75,000,000 on a committed basis. On June 17, 2022, the Company entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) by and between the Company, as the borrower and Signature Bank, as the lender. The Second Amendment increased the maximum commitment amount under the Commitment Facility from $75,000,000 to $100,000,000 on a committed basis. The Commitment Facility was further amended by the Third Amendment to Revolving Credit and Security Agreement, dated July 19, 2022, and the Fourth Amendment to Revolving Credit and Security Agreement, dated September 7, 2022. Borrowings under the Commitment Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i)  one-month Term SOFR plus 1.80% plus a credit spread adjustment of 0.10% subject to a zero percent floor (ii) daily simple SOFR plus 1.80% plus a credit spread adjustment of 0.10% or (iii) (a) an alternate base rate based on the greatest of (I) the Prime Rate, (II) Federal Funds Rate plus 0.50% and (III) one-month Term SOFR plus 1.80%, minus (b) 0.80%. Interest is payable monthly in arrears. On March 10, 2023, Signature Bank was placed into receivership by the Federal Deposit Insurance Corporation (“FDIC”). On March 12, 2023, the FDIC created Signature Bridge Bank, N.A. (“Signature Bridge”) to take over the operations of Signature Bank. As of September 30, 2023, the Commitment Facility remained in full force and effect and is now serviced by Signature Bridge. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 31, 2023.

The Company's obligations to the lenders under the Commitment Facility are secured by investors' uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.00. As of September 30, 2023 and December 31, 2022, the Company was in compliance with these covenants.

As of September 30, 2023 and December 31, 2022, $45,000,000 and $80,615,000, respectively, was outstanding under the Commitment Facility. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred loan structure fees of $627,276 in connection with the current Commitment Facility, which are being amortized over the life of the facility. As of September 30, 2023 and December 31, 2022, $48,472 and $44,678, respectively, of such prepaid loan structure fees had yet to be amortized. These prepaid loan structure fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

The following is a summary of the Commitment Facility, net of prepaid loan structure fees:

	September 30, 2023	December 31, 2022
Commitment Facility payable	$45,000,000	$80,615,000
Prepaid loan structure fees	(48,472)	(44,678)
Commitment Facility payable, net of prepaid loan structure fees	$44,951,528	$80,570,322

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$825,958	$549,971	$2,495,055	$753,479
Loan structure fees amortization	48,473	132,444	172,024	277,004
Total interest and other fees	$874,431	$682,415	$2,667,079	$1,030,483
Weighted average interest rate	7.3%	4.4%	6.9%	4.1	%(1)
Effective interest rate (including fee amortization)	7.7%	5.4%	7.4%	5.5	%(1)
Average debt outstanding	$45,000,000	$49,842,011	$48,293,004	28,025,475	(1)
Cash paid for interest and unused fees	$846,788	$539,122	$2,920,002	$539,122

(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through September 30, 2022.

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement, as amended on December 9, 2022 and April 26, 2023, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the "Credit Facility" and together with the Commitment Facility, the "Credit Facilities"). The Credit Facility provides for borrowings up to a maximum of $150,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2023 and December 31, 2022, the Company was in compliance with these covenants.

As of September 30, 2023 and December 31, 2022, there was $60,800,000 and $0, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,370,961 in connection with the current Credit Facility, which are being amortized

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

over the life of the facility. As of September 30, 2023 and December 31, 2022, $1,028,625 and $1,122,188 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30, 2023	December 31, 2022
Credit Facility payable	$60,800,000	$—
Prepaid loan structure fees	(1,028,625)	(1,122,188)
Credit Facility payable, net of prepaid loan structure fees	$59,771,375	$(1,122,188)

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and nine months ended September 30, 2023:

	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022		September 30, 2023	September 30, 2022
Interest expense	$1,343,257	$1,987		$2,898,913	$1,987
Loan structure fees amortization	95,070	537		270,489	537
Total interest and other fees	$1,438,327	$2,524		$3,169,402	$2,524
Weighted average interest rate	8.8%	92.4	%(1)	8.9%	92.4	%(1)
Effective interest rate (including fee amortization)	9.4%	117.4	%(1)	9.7%	117.4	%(1)
Average debt outstanding	$60,894,565	$785,000	(1)	$43,491,758	$785,000	(1)
Cash paid for interest and unused fees	$1,209,160	$—		$2,746,439	$—

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 11, 2023	Impact Home Services LLC*	Provides of garage door, electrical, and plumbing residential services	$237,583	Senior Secured – First Lien
				$7,582	Equity
Add-On Investment	October 16, 2023	Equine Network, LLC*	Provider of content, information, tech-enabled services, and hosts competitions for the U.S. equine industry	$420,616	Senior Secured – First Lien
Add-On Investment	October 31, 2023	2X LLC*	Provider of outsourced digital B2B marketing-as-a-service	$659,771	Senior Secured – First Lien
*	Existing portfolio company

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Credit Facilities

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank as subsequently amended (the “Commitment Facility”). On March 10, 2023, Signature Bank was placed into receivership by the FDIC and on March 12, 2023, the FDIC created Signature Bridge Bank, N.A. (“Signature Bridge”) to take over the operations of Signature Bank. Signature Bridge serviced the Commitment Facility until October 23, 2023. On October 23, 2023,  Goldman Sachs Bank USA (“Goldman Sachs”) became the servicer under the Commitment Facility. As of November 9, 2023, the Commitment Facility remained in full force and effect and is now serviced by Goldman Sachs. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 31, 2023.

As of November 9, 2023, the outstanding balance under the Commitment Facility was $45,000,000 and the outstanding balance under the Credit Facility was $64,200,000.

Sale of Unregistered Securities

Since September 30, 2023, the Company also issued 12,050 common shares of beneficial interest for aggregate proceeds of $180,508 under the DRIP.

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

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment activities are managed by our Advisor, Stellus Private BDC Advisor, LLC, a Delaware limited liability company that is an investment adviser that is registered with the SEC under the Advisers Act. The Advisor is a majority-owned subsidiary of Stellus Capital, that is also an investment adviser registered with the SEC under the Advisers Act.

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

We qualify and intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2023 and December 31, 2022, we were in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 199% and 200%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of September 30, 2023, we had $211.8 million (at fair value) invested in 37 portfolio companies. As of September 30, 2023, our portfolio included approximately 95% of first lien debt and 5% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$200,402,605	$201,553,660
Equity	9,079,967	10,208,986
Total Investments	$209,482,572	$211,762,646
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 4.7% of our portfolio at fair value.

As of December 31, 2022, we had $157.5 million (at fair value) invested in 25 portfolio companies. As of December 31, 2022, our portfolio included approximately 97% of first lien debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2022 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$152,825,940	$152,257,418
Equity	5,196,737	5,247,337
Total Investments	$158,022,677	$157,504,755
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 3.9% of our portfolio at fair value.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2023 and December 31, 2022, we had unfunded commitments of $44.8 million and $36.3 million, respectively, to provide debt financing to 31 and 22 portfolio companies, respectively. As of September 30, 2023, we had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2023:

			% of Total
	Cost	Fair Value	Investments
Texas	$48,963,196	$50,027,233	23.61%
Florida	46,972,473	46,926,561	22.15%
New York	23,675,439	24,428,212	11.54%
Illinois	14,507,039	14,358,248	6.78%
United Kingdom	11,346,258	11,385,790	5.38%
Arizona	9,001,617	9,168,773	4.33%
California	8,573,486	8,573,486	4.05%
Washington	7,127,651	7,175,444	3.39%
Wisconsin	6,532,286	6,865,566	3.24%
Indiana	6,329,276	6,455,756	3.05%
Maryland	5,890,282	5,776,045	2.73%
Michigan	4,931,975	4,931,975	2.33%
Tennessee	4,213,134	4,163,386	1.97%
Idaho	3,949,183	3,980,778	1.88%
Pennsylvania	2,949,447	2,969,689	1.40%
South Carolina	2,273,370	2,298,635	1.09%
Colorado	2,246,460	2,277,069	1.08%
	$209,482,572	$211,762,646	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,689,874	$41,670,626	26.46%
Florida	25,824,710	25,639,155	16.28%
New York	23,971,538	23,990,132	15.23%
Illinois	13,199,633	12,899,144	8.19%
United Kingdom	9,977,695	9,971,437	6.33%
Michigan	9,492,362	9,607,593	6.10%
Washington	6,892,968	6,750,961	4.29%
Indiana	6,384,015	6,339,226	4.02%
Maryland	6,094,066	5,955,848	3.78%
Arizona	5,161,586	5,259,750	3.34%
Wisconsin	4,940,698	5,031,797	3.19%
Idaho	4,393,532	4,389,086	2.79%
	$158,022,677	$157,504,755	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$36,355,404	$36,920,292	17.43%
High Tech Industries	31,054,146	31,598,342	14.92%
Capital Equipment	25,493,312	26,094,903	12.32%
Consumer Goods: Non-Durable	17,533,866	18,283,710	8.63%
Healthcare & Pharmaceuticals	17,024,130	17,172,939	8.11%
Consumer Goods: Durable	13,617,619	13,608,713	6.43%
Media: Diversified & Production	11,346,258	11,385,790	5.38%
Services: Consumer	10,061,462	9,907,690	4.68%
Construction & Building	9,755,503	9,686,434	4.57%
Environmental Industries	9,465,626	9,459,720	4.47%
Chemicals, Plastics, & Rubber	8,341,031	8,182,864	3.86%
Retail	6,096,682	6,047,518	2.86%
Media: Broadcasting & Subscription	5,068,535	5,170,721	2.44%
Beverage, Food, & Tobacco	4,213,134	4,163,386	1.97%
Software	4,055,864	4,079,624	1.93%
	$209,482,572	$211,762,646	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$35,188,973	$35,046,444	22.25%
Capital Equipment	20,713,352	20,768,686	13.19%
Consumer Goods: Non-Durable	18,553,695	18,514,476	11.75%
Consumer Goods: Durable	13,741,132	13,680,426	8.69%
Media: Diversified & Production	9,977,695	9,971,437	6.33%
Healthcare & Pharmaceuticals	9,866,275	9,866,275	6.26%
Automotive	9,492,362	9,607,593	6.10%
High Tech Industries	8,455,439	8,399,480	5.33%
Chemicals, Plastics, & Rubber	7,490,771	7,351,701	4.67%
Construction & Building	7,348,309	7,195,856	4.57%
Retail	5,327,376	5,291,147	3.36%
Media: Broadcasting & Subscription	4,614,114	4,614,114	2.93%
Software	4,165,162	4,140,506	2.63%
Services: Consumer	3,088,022	3,056,614	1.94%
	$158,022,677	$157,504,755	100.00%

At September 30, 2023, our average portfolio company investment at amortized cost and fair value was approximately $5.7 million and $5.7 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $11.3 million and $11.4 million, respectively. At December 31, 2022, our average portfolio company investment at both amortized cost and fair value was approximately $6.3 million and our largest portfolio company investment at amortized cost and fair value was $10.9 million and $10.8 million, respectively.

At both September 30, 2023 and December 31, 2022, 100% of our debt investments bore interest based on floating rates (subject to interest rate floors).

The weighted average yield on all of our debt investments as of September 30, 2023 and December 31, 2022 was approximately 12.5% and 11.4%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of September 30, 2023 and December 31, 2022 was approximately 12.0% and 11.1%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $1.1 million and $15.5 million, respectively.

Investment Activity

During the nine months ended September 30, 2023, we made an aggregate of $68.5 million of investments in 17 new portfolio companies and five existing portfolio companies. During the nine months ended September 30, 2023, we received an aggregate of $17.4 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2023			As of December 31, 2022
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$34.7	17%	5	$11.6	7%	2
2	167.8	79%	30	145.9	93%	23
3	9.3	4%	2	—	—%	—
Total	$211.8	100%	37	$157.5	100%	25

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2023 and December 31, 2022, zero loans were on non-accrual status.

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

Comparison of the three and nine months ended September 30, 2023 and 2022

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2023 and 2022 (in millions).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income(1)	$6.0	$2.5	$15.7	$4.0
Miscellaneous fees(1)	0.1	0.1	0.6	0.3
Total	$6.1	$2.6	$16.3	$4.3
(1)	For the three and nine months ended September 30, 2023, we recognized $0.1 million and $0.4 million, respectively, of non-recurring income related to early repayments to specific loan positions. For the three and nine months ended September 30, 2022, any non-recurring income related to early repayments from specific loan positions was de minimis.

The increase in interest income from the respective periods was due primarily to growth in the overall investment portfolio, rising interest rates, and nine months of investment activity for the nine months ended September 30, 2023, as compared to eight months of investments activity for the period ended September 30, 2022.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital and the Advisor, or payable to third parties, including agents, consultants, or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating, and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state, and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and

●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2023 and 2022 (in millions).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating Expenses
Management fees	$0.8	$0.4	$2.0	$0.8
Income incentive fees	0.5	0.2	1.5	0.2
Capital gains incentive fee	0.1	—	0.2	—
Professional fees	0.2	0.1	0.5	0.3
Organization costs	—	—	—	0.1
Amortization of deferred offering costs	—	0.1	0.1	0.2
Administrative services expenses	0.1	—	0.3	0.2
Trustees' fees	—	—	0.1	0.1
Insurance expense	—	—	0.1	0.1
Interest expense and other fees	2.3	0.7	5.9	1.0
Other general and administrative expenses	0.1	0.1	0.1	0.1
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	(1.0)	(0.5)	(2.9)	(1.1)
Net Operating Expenses	$3.1	$1.1	$7.9	$2.0

The increase in operating expenses for both the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facilities, as well as rising interest rates, (2) higher incentive fees due to portfolio performance, (3) a full nine month period of operating activity for the nine months ended September 30, 2023, as compared to an eight month period of operating activity for the nine months ended September 30, 2022, offset by the increased expenses reimbursed/fees waived by the Advisor (See Note 2 for further details).

Net Investment Income

For the three months ended September 30, 2023, net investment income was $3.1 million, or $0.47 per common share of beneficial interest (based on 6,584,179 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2023).

For the three months ended September 30, 2022, net investment income was $1.5 million, or $0.37 per common share of beneficial interest (based on 4,165,010 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2022).

For the nine months ended September 30, 2023, net investment income was $8.4 million, or $1.39 per common share of beneficial interest (based on 6,044,958 weighted-average common shares of beneficial interest outstanding for the nine months ended September 30, 2023).

For the nine months ended September 30, 2022, net investment income was $2.3 million, or $0.70 per common share of beneficial interest (based on 3,311,178 weighted-average common shares of beneficial interest outstanding for the nine months ended September 30, 2022).

The increase in net investment income over the respective periods was due to higher investment income as a result of a larger investment portfolio and rising interest rates, offset by the increase in expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. There were no realized gains on investments for both the three and nine months ended September 30, 2023 and 2022. For the three and nine months ended September 30, 2023 and 2022, the Company realized less than $0.1 million of net realized gains related to foreign currency translations.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended September 30, 2023 and 2022 totaled $4.8 million and $6.8 million, respectively.

Proceeds from repayments of investments and amortization of certain other investments for the nine months ended September 30, 2023 and 2022 totaled $17.4 million and $7.0 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended September 30, 2023 and 2022 totaled $1.0 million and ($0.6) million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the nine months ended September 30, 2023 and 2022 totaled $2.8 million and ($0.8) million, respectively.

Provision for Taxes on Unrealized Appreciation on Investments

PBDC Consolidated Blocker, LLC (the “Taxable Subsidiary”) permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three and nine months ended September 30, 2023, we recognized a provision for income tax on unrealized investments of $56.6 thousand for the Taxable Subsidiary. As of September 30, 2023, there was $56.6 thousand of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities. For both the three and nine months ended September 30, 2022, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2023, net increase in net assets resulting from operations totaled $4.1 million, or $0.62 per common share of beneficial interest (based on 6,584,179 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2023).

For the three months ended September 30, 2022, net increase in net assets resulting from operations totaled $0.9 million, or $0.22 per common share of beneficial interest (based on 4,165,010 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2022).

For the nine months ended September 30, 2023, net increase in net assets resulting from operations totaled $11.2 million, or $1.85 per common share of beneficial interest (based on 6,044,958 weighted-average common shares of beneficial interest outstanding for the nine months ended September 30, 2023).

For the nine months ended September 30, 2022, net increase in net assets resulting from operations totaled $1.5 million, or $0.45 per common share of beneficial interest (based on 3,311,178 weighted-average common shares of beneficial interest outstanding for the nine months ended September 30, 2022).

Financial Condition, Liquidity, and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $42.5 million and $127.5 million for the nine months ended September 30, 2023 and 2022, respectively, primarily in connection with the purchase of new portfolio investments. Our financing activities for the nine months ended September 30, 2023 provided cash of $28.2 million primarily from net borrowings on our Credit Facilities and the issuance of common shares of beneficial interest, offset by short term loan repayments. Our financing activities for the nine months ended September 30, 2022 provided cash of $138.6 million primarily from net borrowings on our Credit Facilities and short-term loan, as well as issuance of common shares of beneficial interest.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 199% and 200%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $1.1 million and $15.5 million.

Credit Facilities

Commitment Facility

On February 1, 2022, we entered into a revolving credit and security agreement with Signature Bank (as amended, the “Commitment Facility”). The Commitment Facility provides for borrowings up to a maximum of $100.0 million on a committed basis. Borrowings under the Commitment Facility bear interest, subject to our election, on a per annum basis equal to (i) one-month Term SOFR plus 1.80% plus a credit spread adjustment of 0.10%, subject to a zero percent floor, (ii) daily simple SOFR plus 1.80% plus a credit spread adjustment of 0.10%, or (iii) (a) an alternate base rate based on the greatest of (I) the Prime Rate, (II) Federal Funds Rate plus 0.50% and (III) one-month Term SOFR plus 1.80%, minus (b) 0.80%. We pay unused commitment fees of 0.25% per annum on the unused lender commitments. Interest is payable monthly in arrears. On March 10, 2023, Signature Bank was placed into receivership by the Federal Deposit Insurance Corporation (the “FDIC”). On March 12, 2023, the FDIC created Signature Bridge Bank, N.A. (“Signature Bridge”) to take over the operations of Signature Bank. As of September 30, 2023, the Commitment Facility remained in full force and effect and is now serviced by Signature Bridge. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 31, 2023.

Our obligations to the lenders under the Commitment Facility are secured by investors' uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.00. As of September 30, 2023 and December 31, 2022, we were in compliance with these covenants.

As of September 30, 2023 and December 31, 2022, $45.0 million and $80.6 million was outstanding under the Commitment Facility, respectively. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $0.6 million in connection with the Commitment Facility, which are being amortized over the life of the facility. As of both September 30, 2023 and December 31, 2022, $0.1 million of such prepaid loan structure fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$0.8	$0.6	$2.5	$0.7
Loan structure fees amortization	0.1	0.1	0.2	0.3
Total interest and other fees	$0.9	$0.7	$2.7	$1.0
Weighted average interest rate	7.3%	4.4%	6.9%	4.1	%(1)
Effective interest rate (including fee amortization)	7.7%	5.4%	7.4%	5.5	%(1)
Average debt outstanding	$45.0	$49.8	$48.3	28.0	(1)
Cash paid for interest and unused fees	$0.8	$0.5	$2.9	$0.5
(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through September 30, 2022.

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement, as amended on December 9, 2022 and April 26, 2023, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the "Credit Facility", and together with the Commitment Facility, the "Credit Facilities"). The Credit Facility provides for borrowings up to a maximum of $150.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2023 and December 31, 2022, we were in compliance with these covenants.

As of September 30, 2023 and December 31, 2022, there were $60.8 million and $0.0 million outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $1.4 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of September 30, 2023 and December 31, 2022, $1.0 million and $1.1 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facility payable.

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and nine months ended September 30, 2023 (dollars in millions):

	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022		September 30, 2023	September 30, 2022
Interest expense	$1.3	$0.0		$2.9	$0.0
Loan structure fees amortization	0.1	0.0		0.3	0.0
Total interest and other fees	$1.4	$0.0		$3.2	$0.0
Weighted average interest rate	8.8%	92.4	%(1)	8.9%	92.4	%(1)
Effective interest rate (including fee amortization)	9.4%	117.4	%(1)	9.7%	117.4	%(1)
Average debt outstanding	$60.9	$7.9	(1)	$43.5	$0.8	(1)
Cash paid for interest and unused fees	$1.2	$—		$2.7	$—
(1)	Calculated for the period from September 30, 2022, the date of the Commitment Facility, through September 30, 2022.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2023 and December 31, 2022, our off-balance sheet arrangements consisted of $44.8 million and $36.3 million, respectively, of unfunded commitments to provide debt and equity financings to 31 and 22 of our portfolio companies, respectively. As of September 30, 2023, we had sufficient liquidity to fund such unfunded commitments (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) should the need arise.

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

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 11, 2023	Impact Home Services LLC*	Provides of garage door, electrical, and plumbing residential services	$237,583	Senior Secured – First Lien
				$7,582	Equity
Add-On Investment	October 16, 2023	Equine Network, LLC*	Provider of content, information, tech-enabled services, and hosts competitions for the U.S. equine industry	$420,616	Senior Secured – First Lien
Add-On Investment	October 31, 2023	2X LLC*	Provider of outsourced digital B2B marketing-as-a-service	$659,771	Senior Secured – First Lien
*	Existing portfolio company

Credit Facility

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank as subsequently amended (the “Commitment Facility”). On March 10, 2023, Signature Bank was placed into receivership by the FDIC and on March 12, 2023, the FDIC created Signature Bridge Bank, N.A. (“Signature Bridge”) to take over the operations of Signature Bank. Signature Bridge serviced the Commitment Facility until October 23, 2023. On October 23, 2023,  Goldman Sachs Bank USA (“Goldman Sachs”) became the servicer under the Commitment Facility. As of November 9, 2023, the Commitment Facility remained in full force and effect and is now serviced by Goldman Sachs. Any amounts borrowed under the Commitment Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 31, 2023.

As of November 9, 2023, the outstanding balance under the Commitment Facility was $45.0 million and the outstanding balance under the Credit Facility was $64.2 million.

Sale of Unregistered Securities

Since September 30, 2023, the Company also issued 122,050 common shares of beneficial interest for aggregate proceeds of $0.2 million under the DRIP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in May 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. As of both September 30, 2023 and December 31, 2022, 100% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR and SOFR, which are indexed to 30-day or 90-day LIBOR and SOFR rates, subject to interest rate floors. As of September 30, 2023 and December 31, 2022, the weighted average interest rate floor on our floating rate loans was 1.33% and 1.14%, respectively.

Assuming that the Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$4.1	$(2.1)	$2.0
Up 150 basis points	3.1	(1.6)	1.5
Up 100 basis points	2.0	(1.1)	0.9
Up 50 basis points	1.0	(0.5)	0.5
Down 50 basis points	(1.0)	0.5	(0.5)
Down 100 basis points	(2.0)	1.1	(0.9)
Down 150 basis points	(3.1)	1.6	(1.5)
Down 200 basis points	(4.1)	2.1	(2.0)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of September 30, 2023, the three month three month SOFR rate was 540 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 0 bps and 25 bps SOFR floors pursuant to the Commitment Facility and Credit Facility agreements, respectively.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet and other business or economic developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2023 and 2022, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2023 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended September 30, 2023 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 3, 2023.

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

We may be subject to risks associated with our investments in high tech industries

As of September 30, 2023, our investment in portfolio companies operating in this sector represents 14.92% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2023, pursuant to capital commitments received, the Company issued 1,421,562 common shares of beneficial interest at a weighted average price of $14.84 for total proceeds of $21,100,000.

The Company issued 30,059 common shares of beneficial interest under the distribution reinvestment program (“DRIP”) during the nine months ended September 30, 2023 for total proceeds of $442,606.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.

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

Dated: November 9, 2023	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer