Form 10-K
period 2023-12-31
Stellus Private Credit BDC
filed 2024-03-11
CIK 1901037

Sou

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s Common Shares of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2023 was: has not been provided because there is no established market for the registrant’s Common Shares of Beneficial Interest.

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of March 11, 2024 was 7,317,102,

STELLUS PRIVATE CREDIT BDC

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

In addition, the Company qualifies and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. So long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders as dividends on a timely basis.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 210% and 200%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
●	We are exposed to risks associated with changes in interest rates.
●	We are dependent upon key personnel of the Advisor and its affiliates for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
●	Our business model depends to a significant extent upon strong referral relationships. Any inability of the Investment Team (as defined below) to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Our incentive fee may induce the Advisor to make speculative investments.

●	We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.
●	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
●	Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
●	Substantially all of our assets may be required to be subject to security interests under future debt financing arrangements and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets. Most of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares.
●	Because we intend to distribute substantially all of our income to our shareholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
●	The time and resources that the Investment Team devotes to us may be diverted, and we may face additional competition due to the fact that the Investment Team is not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.
●	If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.
●	The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
●	Our investments in private LMM portfolio companies are risky, and we could lose all or part of our investment.
●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
●	Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

The following table provides a summary of our portfolio investments as of December 31, 2023:

As of
December 31, 2023
($ in millions)
Number of investments in portfolio companies	39
Fair value(a)	$208.6
Cost	$206.5
% of portfolio at fair value – first lien debt(b)	95.0%
% of portfolio at fair value – unsecured debt	0.0%
% of portfolio at fair value – equity	5.0%
Weighted-average annual yield(c)	11.9%
(a)	As of December 31, 2023, $189.8 million of our debt investments at fair value were at floating interest rates, which represented 96% of our total portfolio of debt investments at fair value.
(b)	Includes unitranche investments, which account for 4.8% of our portfolio at fair value.
(c)	The weighted average yield on all of our debt investments as of December 31, 2023 was approximately 12.5%, of which approximately 11.8% was current cash interest. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2023 was approximately 11.9%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or Payment-In-Kind (“PIK”) interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

The Investment Team

The Advisor’s investment team (the “Investment Team”), which is composed of the same members of the Stellus Capital Management team described below, has an extensive track record demonstrating their ability to originate, structure, execute and realize private credit investments. Senior members of the Investment Team have invested over $8.7 billion of capital across over 350 portfolio companies since 2004. The Investment Team, through Stellus Capital Management, has managed LMM credit portfolios through multiple financial market cycles including the COVID-19 pandemic and the 2008 financial crisis. The Investment Team manages Stellus Capital Investment Corporation (“SCIC”), a publicly traded BDC listed on the New York Stock Exchange (NYSE: SCM), as well as a series of commingled institutional private credit funds, and certain investor-specific private credit vehicles.

Stellus Private BDC Adviser, LLC and Stellus Capital Management

Our investment activities are managed by Stellus Private BDC Adviser, LLC, a majority owned subsidiary of Stellus Capital Management, a Houston, Texas-based independent investment management firm formed in January 2012 in connection with the spin-out of the Direct Capital Unit from D. E. Shaw & Co., L.P. and its associated investment funds, (the “D. E. Shaw group”), a global investment and technology development firm. Stellus Capital Management manages approximately $2.9 billion in assets as of December 31, 2023. Stellus Capital Management serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

The senior investment professionals of Stellus Capital Management have an average of over 35 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to the D. E. Shaw group.

In addition to serving as our Administrator, Stellus Capital Management currently manages a publicly traded BDC and private credit funds that have an investment strategy that is similar to, overlapping with or identical to our investment strategy. We received an Order from the SEC, which permits us to co-invest with investment funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

We believe we have a competitive advantage over many other sources of LMM financing given that the Investment Team has earned a reputation as a thoughtful and disciplined provider of solutions in addition to capital. The Investment Team seeks to select investments that have the most attractive risk-reward characteristics through a well-established origination and sourcing process. During the course of deploying over $8.0 billion since 2004, the senior members of the Investment Team have developed a broad network of contacts diversified by geography and industry. The senior members of the Investment Team have dedicated geographic marketing responsibilities, and the majority have focused on their respective regions for over 11 years.

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

Our Business Strategy

Investment Objective

Overview

Our investment objectives are to maximize the total return to our shareholders in the form of current income and capital appreciation. We will aim to achieve our investment objectives by providing loans to LMM companies in the U.S. The Investment Team has demonstrated an extensive track record of executing transactions in the LMM over the past 19 years. Their ability to successfully invest through different market cycles is attributable to a strict adherence to the strategic principles that they employ. The Investment Team’s investment philosophy emphasizes stable cash flow generation and capital preservation through what the Advisor believes is superior credit selection and risk mitigation. This approach has been continuously refined and improved by the Investment Team since 2004, while investing over $8.7 billion of capital during their tenure at both the D. E. Shaw group and Stellus Capital Management. These investments are consistent with our strategy. We expect our targeted portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure, information requirements, board observation rights and strong financial covenant packages.

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

The Investment Team seeks to invest in businesses with strong operating and financial fundamentals, high quality management teams, sustainable competitive advantages and the ability to deleverage over the investment hold period through high levels of free cash flow generation. We target LMM companies with between $5 million and $50 million of EBITDA with leverage ratios generally ranging between 2.0x and 5.0x. The Investment Team will seek to structure the loans primarily with a floating interest rate tied to the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators, along with an up-front fee and prepayment penalties. The interest generated from these investments primarily takes the form of cash and we will distribute quarterly cash income to our shareholders. The typical term of the loans are five years with an average realized duration of two to three years. The companies in which we invest are typically leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which are often referred to as “junk.”

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

Highlights of the Our investment strategy are as follows:

●	Focus on the U.S. Lower Middle Market. We will invest in the LMM, where the Investment Team has focused since 2004 at the D. E. Shaw group and continuing at Stellus Capital Management. We believe that the Investment Team’s consistent participation as a middle market lender differentiates it from recent entrants who may be regarded by borrowers as untested and potentially unpredictable through a market downturn. We also believes that businesses in the LMM often have limited access to public markets and will benefit from reliable lending partnerships. Based on the Investment Team’s experience, fewer capital providers and less aggregate capital is available for financing LMM companies today, as compared to the time period prior to the 2008 financial crisis. Due to an increasingly stringent regulatory environment, many financing providers have chosen to focus on large, liquid corporate loans and managing capital markets transactions, rather than lending to LMM businesses.

●	Relationship Based Sourcing Approach. With an average of over 34 years of principal investing, corporate finance, restructuring and accounting experience, the senior members of the Investment Team have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt re-financings, balance sheet recapitalizations and acquisition financings. The Investment Team has developed a reputation as a thoughtful and proactive partner to sponsors and has executed transactions with more than 180 different private equity firms since 2004. We are often a preferred partner for transactions having cultivated many longstanding relationships with private equity sponsors and providing creative input and solutions throughout the investment process. These relationships are the result of a long history of working together and crafting solutions to meet the needs of the sponsors and their portfolio companies.

The Investment Team is able to identify attractive investments through a proactive, relationship-driven sourcing effort. Sponsored investments are sourced from long-standing relationships and new interactions with referral sources and equity sponsors who view the Investment Team as a collaborative partner in the transaction. The senior members of the Investment Team are assigned dedicated geographic regions to develop and cultivate deep relationships with private equity firms. The majority have covered their respective regions for over 11 years and have focused on extensive calling and marketing efforts via speaking engagements, sponsorships, industry events, and referrals to broaden their relationship network. Existing relationships are constantly cultivated through transactional work and other personal contact. We believe that the combination of the deep relationships and focused geographical coverage is highly valuable as it provides the Investment Team with a strong competitive advantage.

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

●	Utilize Extensive In-House Loan Administration, Risk Management and Portfolio Management Infrastructure. We rely on Stellus Capital Management and the Advisor’s compliance-oriented culture and robust infrastructure and risk management processes to structure, execute, monitor and manage its loan portfolio. Members of the finance and operations team led by Mr. Huskinson were responsible for building out and maintaining oversight of the loan administration platform at the D. E. Shaw group for seven years prior to the Stellus Capital Management spin-out and the aggregate team has more than 125 years of combined relevant industry experience.

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

Monitoring and Risk Management

Upon completing a transaction, the Investment Team applies a rigorous hands-on approach to post-investment monitoring and risk management of borrowers in the portfolio. A particular point of focus for the Investment Team is the continuous assessment of potential new risks and reassessment of risks identified in the underwriting process. The deal team reviews financial performance on a monthly basis and maintains an ongoing dialogue with management. Administrator’s loan administration process is responsible for recording the loans initially and tracking all changes to loan terms to ensure that they are accurately reflected in the books and records of the Company. Members of the finance and operations team led the build-out and maintained oversight of the loan administration platform at the D. E. Shaw group for seven years and the aggregate team has more than 125 years of combined relevant industry experience.

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

Distributions; Dividend Reinvestment Program

We have historically made quarterly distributions to shareholders and expect to make monthly or quarterly distributions to shareholders in the future. Distributions will be made to shareholders at such times and in such amounts as determined by our Board.

In addition, we have adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional Common Shares unless they notify the plan administrator and our transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of Common Shares, dividend proceeds that otherwise would have been distributed in cash will be retained by us for reinvestment. Shareholders who receive dividends and other distributions in the form of Common Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the plan administrator, and the our transfer agent and registrar in writing at least 5 business days prior to the distribution date fixed by the Board for such dividend. If such notice is received by the plan administrator, and our transfer agent and registrar less than 5 business days prior to the relevant distribution date, then that dividend will be paid in the form of Common Shares and any subsequent dividends will be paid in cash.

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

Management Fee

Pursuant to the Advisory Agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual Base Management Fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the Base Management Fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s Common Shares on a national securities exchange, the Advisor has agreed to waive the Base Management Fee in excess of 1.00%. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

Incentive Fee

The Incentive Fee will consist of two components, an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears. It will equal (i) prior to any listing of our shares on a national securities exchange, 100% of the Pre-Incentive Fee Net Investment Income (as defined below) in excess of a 1.5% quarterly “hurdle rate,” until the Advisor has received 10% of the total Pre-Incentive Fee Net Investment Income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.6667% quarterly, 10% of all remaining pre- Incentive Fee net investment income for that calendar quarter, and (ii) subsequent to any listing of our shares on a national securities exchange, 100% of the pre- Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Advisor has received 15.0% of the total Pre-Incentive Fee Net Investment Income for that calendar quarter and, for Pre-Incentive Fee Net Investment Income in excess of 1.7647% quarterly, 15.0% of all remaining Pre-Incentive Fee Net Investment Income for that calendar quarter. The 100% “catch-up” provision for Pre-Incentive Fee Net Investment Income in excess of the 1.5% “hurdle rate” is intended to provide the Advisor with an Incentive Fee of (i) prior to any listing of our shares on a national securities exchange, 10% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.6667% in a calendar quarter (6.6667% annualized), and (ii) subsequent to any listing of our shares on a national securities exchange, 15.0% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.7647% in a calendar quarter (7.00588% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to any listing of our shares on a national securities exchange, 10% of any Pre-Incentive Fee Net Investment Income in excess of 1.6667% in any calendar quarter is payable to the Advisor, and (ii) subsequent to any listing of our shares on a national securities exchange, 15.0% of any Pre-Incentive Fee Net Investment Income in excess of 1.7647% in any calendar quarter is payable to the Advisor.

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

The income-Based incentive fees that have been waived prior to any listing of our Common Shares on a national securities exchange by the Advisor are not subject to recoupment.

Capital Gains Incentive Fee. The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), is equal to, prior to any listing of our Common Shares on a national securities exchange, 10.0% and, subsequent to an listing of our shares on a national securities exchange, 15% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains based incentive fees that have been waived prior to any listing of our Common Shares on a national securities exchange by the Advisor are not subject to recoupment.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income
Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income
Allocated to Income-Related Portion of Incentive Fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), is equal to 10.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor which provides that we will not bear more than an amount equal to 50 basis points of our total assets per annum (pro-rated for partial years) for our operating expenses (the “Operating Expense Cap”) and obligate the Advisor to pay all amounts in excess of the Operating Expense Cap on our behalf. Any expense support payment (an “Expense Payment”) that the Advisor pays must be paid by the Advisor to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Advisor or its affiliates. Following any quarter in which our Covered Operating Expenses are less than the Operating Expense Cap, we will pay the differential amount or a portion thereof, in each case less any amount thereof used as an offset as provided in the Expense Support Agreement, to the Advisor until such time as all Expense Payments made by the Advisor to us within the three years prior to the last business day of such quarter have been reimbursed (such payment by us is referred to herein as the “Reimbursement Payment”). Our obligation to make a Reimbursement Payment shall automatically become a liability of us and the right to such Reimbursement Payment shall be an asset of the Advisor on the last business day of the applicable three-year period referred to in this paragraph.

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

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect from year to year if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the Independent Trustees. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Advisor and may be terminated by the Board or the Advisor without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

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

Board Approval of Advisory Agreement

Our Board, including a majority of our Independent Trustees, initially approved the Advisory Agreement at its first meeting, held on December 21, 2021, and upon the end of the initial two year period, re-approved the Advisory Agreement for an additional one year period on December 5, 2023 by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. As a condition of the SEC's COVID-19 relief, our Board ratified these approvals at its next in-person meeting, which took place on March 1, 2024. In its consideration of the Advisory Agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review of the Board) of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff. In addition, if requested to provide significant managerial assistance to our portfolio companies, Stellus Capital Management will be paid an additional amount based on the services provided, which shall not exceed the amount that we receive from such portfolio companies for providing this assistance. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year if approved annually by the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management.

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by us to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided.

Resorce Sharing Agreement

Concurrent with the launch of our operations in early 2022, the Advisor and Stellus Capital Management entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”), which provides that Stellus Capital Management will make available to the Advisor the personnel, facilities and systems necessary to conduct its business, including acting as our external investment manager.

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

Limitations on Leverage

As a BDC, we generally must have at least 150% asset coverage for our debt after incurring any new indebtedness, meaning that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 210% and 200%, respectively.

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

Code of Ethics

As a BDC, we and the Advisor must adopt a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. We and the Advisor have each adopted a code of ethics pursuant to Rule 17j 1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. In addition, our code of ethics is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

The Advisor has established a proxy voting committee and adopted proxy voting guidelines and related procedures. The proxy voting committee establishes proxy voting guidelines and procedures, oversees the internal proxy voting process, and reviews proxy voting issues. To ensure that the Advisor’s vote is not the product of a conflict of interest, it requires that anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote. Where conflicts of interest may be present, the Advisor will disclose such conflicts to us, including our independent trustees and may request guidance from us on how to vote such proxies.

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

(2)            at least 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on December 31 of the calendar year; and

(3)            any undistributed amounts from previous years on which we paid no U.S. federal income tax.

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

We began operations in early 2022 and have a limited operating history. As a result, we have limited financial information on which you can evaluate an investment in us or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially, or your investment could become worthless.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, as a result of, among other things, the volatility in global stock markets, disruptions in liquidity in the debt capital markets, global health emergencies and ongoing military conflicts. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the war in Ukraine and Russia, and health epidemics and pandemics.

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

Because we borrow money to make investments and may in the future issue additional senior securities including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that changes in interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In this period of rising interest rates, our cost of funds may increase, which may reduce our net investment income. Conversely, if interest rates decrease, we may earn less interest income from our investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income.

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

We are dependent upon key personnel of the Advisor and its affiliates for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objectives could be significantly harmed.

Concurrent with the launch of our operations, the Advisor and Stellus Capital Management entered into a Resource Sharing Agreement, which provides that Stellus Capital Management will make available to the Advisor the personnel, facilities and systems necessary to conduct its business, including acting as our external investment manager.

We depend on the diligence, skill and network of business contacts of the senior investment professionals of Stellus Capital Management to achieve our investment objectives. The Stellus Capital Management’s team of investment professionals evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Advisory Agreement and Resource Sharing Agreement. We can offer no assurance, however, that the Advisor’s investment professionals will continue to provide investment advice to us.

The Advisor’s investment committee, which provides oversight over our investment activities, is provided to us by the Advisor under the Advisory Agreement. The Advisor’s investment committee consists of four members, including Messrs. Ladd, and D’Angelo, each a member of the Board, Mr. Huskinson, the chief financial officer and chief compliance officer for us and the Advisor, and Joshua T. Davis, the Co-Head of Stellus Capital Management’s Private Credit Strategy. The loss of one or more of the members of our Advisor’s investment committee may limit our ability to achieve our investment objectives and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our investments in portfolio companies that operate in the business services industry represent 19.62% of our total portfolio as of December 31, 2023. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the high tech industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

As of December 31, 2023, our investment in portfolio companies operating in this sector represents 18.02% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

For U.S. federal income tax purposes, we will include in income certain amounts that it has not yet received in cash, such as the accrual of original issue discount. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities and increases in loan balances as a result of contracted PIK arrangements are included in income before it receives any corresponding cash payments. We also may be required to include in income certain other amounts that it will not receive in cash.

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

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of a public health emergency, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

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

Most of our portfolio investments will be recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

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

We are permitted to rely on the Order, allowing us to co-invest with investment funds managed by the Advisor and its affiliates where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us and our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies.

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

The Advisory Agreement with the Advisor and the AdministrationAgreement with Stellus Capital Management were not negotiated on arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Advisor, Stellus Capital Management and their affiliates. Any such decision, however, would breach our fiduciary obligations to our shareholders.

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

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, we may be required to register as an investment company under the 1940 Act and be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

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

The U.S. debt ceiling and budget deficit concerns have raised the possibility of additional credit-rating downgrades and economic slowdowns in the United States and globally. Legislation passed in June 2023 suspends the debt ceiling through early 2025, unless Congress takes further legislative action to extend it. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, the ongoing invasion of Ukraine by Russia, the ongoing conflict between Palestine and Israel and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the ongoing conflict between Russia and Ukraine, and the resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our Common Shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may further raise, or may announce its intention to further raise, the Federal Funds Rate in 2024. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

Risks Related to Our Investments

Our business and our portfolio companies may be susceptible to economic slowdowns or recessions and to risks related to bank impairments or failures, which would harm our operating results.

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase, and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

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

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. In March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank and subsequently in May 2023 of First Republic Bank due to liquidity concerns and concerns have arisen regarding the stability of other banks and financial institutions. Also, the impairment or failure of one or more banks with whom the Company, our portfolio companies, and/or the Advisor transact business may inhibit the ability of the Company or our portfolio companies to access depository accounts. In such cases, the Company may be forced to delay or forgo investments, resulting in lower Company performance. In the event of such a failure of a banking institution where the Company or one or more of our portfolio companies hold depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, the Company and our affected portfolio companies would not recover such excess, uninsured amounts. To the extent that the Company or the portfolio companies are impacted, our ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened.

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

Pursuant to the SEC rules, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions may either comply with the asset coverage requirements of Section 18 when engaging in reverse repurchase agreements or (ii) chose to treat such agreements as derivatives transactions under the adopted rule. A BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the SEC rules. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Risks Relating to the Common Shares

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We have historically made distributions on a quarterly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Delaware law on the distribution thereof) and expect to make monthly or quarterly distributions to shareholders in the future. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be made at the discretion of the Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with BDC regulations and such other factors as the Board may deem relative from time to time. We cannot assure investors that we will make distributions to our shareholders in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could negatively impact the confidentiality, integrity, or availability of our information systems or the information held on such systems. These processes include controls, procedures, systems and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. Such processes are set forth in our joint Cybersecurity Policy, Written Information Security Policy and Incident Response Plan with Stellus Capital and the Advisor (collectively, the “Cybersecurity Policy”). The Cybersecurity Policy also sets forth the role of the Company’s Chief Compliance Officer and the Company’s Information Security Team in preparing, implementing, and maintaining incident response procedures.

Our Chief Compliance Officer and Information Security Team and responsible for the development and implementation of policies and technical measures to reasonably prevent security incidents. At times we may also engage assessors, consultants, auditors or other third parties to assist with assessing, identifying and managing cybersecurity risk. As part of our risk management process, we conduct assessment and penetration testing, including regular trainings completed by employees of Stellus Capital who provide services to us pursuant to the Administration Agreement and Resource Sharing Agreement between Stellus Capital and the Advisor.

Material Impact of Cybersecurity Risks

As of the date of this annual report on Form 10-K, we are not aware of any material risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about the cybersecurity risks that we face is discussed in Item 1A of Part I, “Risk Factors” in this annual report on Form 10-K under the heading “We, the Advisor, Stellus Capital Management and our portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.”

Oversight of Cybersecurity Risks

Our cybersecurity risks and associated mitigation strategies are evaluated by our management and the Information Security Team as needed, but no less frequently than annually. On at least a quarterly basis, the Information Security Team reports to our Board on developments to cybersecurity risks we face. Such reports include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and Information Security Team’s evaluation of cybersecurity risks that are material to us.

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

On or before the eighth year anniversary of the initial closing date (the “Eighth Year Anniversary”), we will offer its shareholders the option to elect to either (i) retain their ownership of Common Shares (after which we may, among other things, continue to operate as a BDC or seek to complete the quotation or listing of the Common Shares on a national securities exchange (the “Exchange Listing”), including in connection with an initial public offering thereof, or another liquidity event) or (ii) exchange their Common Shares for shares in a newly formed entity (the “New Investment Vehicle”). In order to effectuate this option, we expect that we would need to, among other things, transfer to the New Investment Vehicle, in exchange for newly issued shares of the New Investment Vehicle, a pro rata portion of our assets and liabilities attributable to the stockholders that have elected to invest in the New Investment Vehicle, and thereafter exchange the New Investment Vehicle shares received for the Common Shares of the electing stockholders (such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “Spin-Off”). Because the 1940 Act prohibits entities under common control like us and the New Investment Vehicle from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit it to transfer assets to the New Investment Vehicle, as well as with respect to other aspects relating to the Spin-Off. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we do obtain such exemptive and/or no-action relief and one or more of our shareholders have elected to exchange their Common Shares for shares in the New Investment Vehicle in connection with the Spin-Off, then the Board will then make the determination as to when it is appropriate for it to effectuate the Spin-Off; provided, however, the Board will effectuate the Spin-Off (i) in connection with a liquidity event described in the section entitled “Liquidity Event” below or similar events or (ii) within the six-month period following the Eighth Year Anniversary if it has not already done so by then. If the Spin-Off is effectuated, for those shareholders who elect to exchange their Common Shares for shares in the New Investment Vehicle, the New Investment Vehicle will not make any new investments thereafter but may (1) complete any portfolio investments in process at the time thereof; (2) continue to draw down on capital commitments to pay outstanding liabilities and expenses of the New Investment Vehicle or to make such investments as the Advisor deems appropriate to protect the value of investments that were held as of the date of the Spin-Off and (3) use its commercially reasonable efforts to wind down or liquidate and dissolve the New Investment Vehicle as its investments are repaid and sold in the normal course. In addition, the expense support aspect (but not the conditional reimbursement aspect) of the Expense Support Agreement (as defined below) and the Operating Expense Cap will no longer be of any force or effect subsequent to the Spin-Off with respect to the New Investment Vehicle. The Advisor’s goal is to structure the New Investment Vehicle as a liquidating trust or private fund in order to minimize overhead and operating costs but the ultimate structuring thereof will be dictated by the SEC in connection with the receipt of the aforementioned exemptive and/or no-action relief and, as a result, may need to be structured as a private BDC.

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

Because our Common Shares were acquired by investors in one or more transactions “not involving a public offering,” they will be “restricted securities.” The Common Shares offered and sold in the Private Offering may not be sold or transferred (i) except as permitted under the subscription agreement, including in connection with any repurchase by us in connection with our share repurchase program and (ii) unless they are registered under the Securities Act and under any other applicable securities laws or an exemption from such registration thereunder is available (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required).

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

Distributions

We generally intend to pay distributions to our shareholders out of assets legally available for distribution. Our distributions and their frequency, if any will be determined by our Board. On August 15, 2022, we paid quarterly distributions of $0.21 per share on our Common Shares. On November 10, 2022, we paid quarterly distributions of $0.33 per share on our Common Shares. On January 13, 2023, we paid quarterly distributions of $0.33 per share on our Common Shares. On April 5, 2023, we paid quarterly distributions of $0.42 per share on our Common Shares. On July 5, 2023, we paid quarterly distributions of $0.44 per share on our Common Shares. On October 6, 2023, we paid quarterly distributions of $0.46 per share on our Common Shares. On January 5, 2024, we paid quarterly distributions of $0.50 per share on our Common Shares. Payment of dividends on our Common Shares is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and the financial condition of us. However, we intend to continue to pay comparable dividends to shareholders in the future.

Recent Sales of Unregistered Securities

For the years ended December 31, 2023 and 2022, the total shares of our Common Shares issued and the aggregated purchase price received pursuant to subscription agreements received in connection with our private placement of shares of our Common Shares to certain individuals and entities was:

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507	14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000	15.10
Total		7,102,136	$105,414,053	$52,954	$105,467,007
(1)	Pro rata expense of organizational and offering costs spent by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.

(2)	Net proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2023 and 2022, in the amount of $585,938 and $388,214, respectively, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

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

Holders

As of March 11, 2024, there were approximately 35 holders of our Common Shares.

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

Item 6. Reserved

[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or Stellus Private Credit BDC’s ("we", "us", "our" and the "Company") future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with the Stellus Private BDC Advisor LLC (the "Advisor") or Stellus Capital Management, LLC ("Stellus Capital Management");
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the impact of interest rate volatility and rising interest rates on our business and our portfolio companies;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital Management and the Advisor to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment activities are managed by our Advisor, Stellus Private BDC Advisor, LLC, a Delaware limited liability company that is an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940 (the "Advisers Act"). The Advisor is a majority-owned subsidiary of Stellus Capital Management, that is also an investment adviser registered with the SEC under the Advisers Act.

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

We qualify and intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2023, we were in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 210% and 200%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of December 31, 2023, we had $208.6 million (at fair value) invested in 39 portfolio companies. As of December 31, 2023, our portfolio included approximately 95% of first lien debt and 5% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$197,028,209	$197,292,058
Unsecured Debt	17,417	17,730
Equity	9,468,132	11,264,290
Total Investments	$206,513,758	$208,574,078
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 4.8% of our portfolio at fair value.

As of December 31, 2022, we had $157.5 million (at fair value) invested in 25 portfolio companies. As of December 31, 2023, our portfolio included approximately 97% of first lien debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2022 was as follows:

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2023 and 2022, we had unfunded commitments of $49.3 million and $36.3 million, respectively, to provide debt financing to 31 and 22 portfolio companies, respectively. As of December 31, 2023, we maintained sufficient liquidity (through cash on hand, our ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Florida	$47,985,943	$47,412,096	22.72%
Texas	37,133,239	38,033,969	18.23%
New York	23,622,043	24,424,604	11.71%
Illinois	14,285,952	14,304,158	6.86%
United Kingdom	11,476,203	11,470,576	5.50%
California	10,179,477	10,199,429	4.89%
Colorado	9,060,354	9,107,041	4.37%
Washington	7,270,793	7,348,686	3.52%
Wisconsin	6,519,665	6,860,626	3.29%
Arizona	6,441,865	6,672,848	3.20%
Indiana	6,334,763	6,447,480	3.09%
Maryland	5,783,110	5,666,693	2.72%
Michigan	4,924,682	4,955,289	2.38%
Tennessee	4,215,598	4,210,505	2.02%
Idaho	3,740,650	3,769,183	1.81%
Pennsylvania	3,588,298	3,676,646	1.76%
South Carolina	2,269,766	2,334,881	1.12%
Louisiana	1,681,357	1,679,368	0.81%
	$206,513,758	$208,574,078	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,689,874	$41,670,626	26.46%
Florida	25,824,710	25,639,155	16.28%
New York	23,971,538	23,990,132	15.23%
Illinois	13,199,633	12,899,144	8.19%
United Kingdom	9,977,695	9,971,437	6.33%
Michigan	9,492,362	9,607,593	6.10%
Washington	6,892,968	6,750,961	4.29%
Indiana	6,384,015	6,339,226	4.02%
Maryland	6,094,066	5,955,848	3.78%
Arizona	5,161,586	5,259,750	3.34%
Wisconsin	4,940,698	5,031,797	3.19%
Idaho	4,393,532	4,389,086	2.79%
	$158,022,677	$157,504,755	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$40,324,028	$40,933,710	19.62%
High Tech Industries	36,937,023	37,606,799	18.02%
Consumer Goods: Non-Durable	18,332,366	18,997,773	9.11%
Healthcare & Pharmaceuticals	17,181,920	17,426,668	8.36%
Capital Equipment	14,900,292	15,394,271	7.38%
Media: Diversified & Production	11,476,203	11,470,576	5.50%
Services: Consumer	11,346,137	10,675,477	5.12%
Consumer Goods: Durable	10,204,075	10,252,213	4.92%
Environmental Industries	10,195,954	10,197,506	4.89%
Construction & Building	9,444,618	9,532,534	4.57%
Media: Advertising, Printing & Publishing	8,754,958	8,754,027	4.20%
Chemicals, Plastics, & Rubber	8,137,920	8,064,517	3.87%
Media: Broadcasting & Subscription	5,062,666	5,057,502	2.42%
Beverage, Food, & Tobacco	4,215,598	4,210,505	2.02%
	$206,513,758	$208,574,078	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$35,188,973	$35,046,444	22.25%
Capital Equipment	20,713,352	20,768,686	13.19%
Consumer Goods: Non-Durable	18,553,695	18,514,476	11.75%
Consumer Goods: Durable	13,741,132	13,680,426	8.69%
Media: Diversified & Production	9,977,695	9,971,437	6.33%
Healthcare & Pharmaceuticals	9,866,275	9,866,275	6.26%
Automotive	9,492,362	9,607,593	6.10%
High Tech Industries	8,455,439	8,399,480	5.33%
Chemicals, Plastics, & Rubber	7,490,771	7,351,701	4.67%
Construction & Building	7,348,309	7,195,856	4.57%
Retail	5,327,376	5,291,147	3.36%
Media: Broadcasting & Subscription	4,614,114	4,614,114	2.93%
Software	4,165,162	4,140,506	2.63%
Services: Consumer	3,088,022	3,056,614	1.94%
	$158,022,677	$157,504,755	100.00%

At December 31, 2023, our average portfolio company investment at amortized cost and fair value was approximately $5.3 million and $5.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $11.5 million. At December 31, 2022, our average portfolio company investment at amortized cost and fair value was approximately $6.3 million and $6.3 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $10.9 million and $10.8 million, respectively.

At December 31, 2023, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 4% bore interest at fixed rates. At December 31, 2022, 100% of our debt investments bore interest based on floating rates (subject to interest rate floors).

The weighted average yield on all of our debt investments as of December 31, 2023 and 2022 was approximately 12.5% and 11.4%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2023 and 2022 was approximately 11.9% and 11.1%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of December 31, 2023 and 2022, we had cash and cash equivalents of $0.6 million $15.5 million, respectively.

Investment Activity

During the year ended December 31, 2023, we made an aggregate of $89.3 million of investments in sixteen new portfolio companies and fourteen existing portfolio companies. During the year ended December 31, 2023, we received an aggregate of $42.3 million in proceeds from repayments of our investments.

During the year ended December 31, 2022, we made an aggregate of $168.3 million of investments in twenty-six new portfolio companies and three existing portfolio companies. During the year ended December 31, 2023, we received an aggregate of $10.5 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of December 31, 2023			As of December 31, 2022
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$27.2	13%	5	$11.6	7%	2
2	177.5	85%	33	145.9	93%	23
3	3.9	2%	1	—	—%	—
Total	$208.6	100%	39	$157.5	100%	25

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2023 and December 31, 2022, [•] and zero loans were on non-accrual status.

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

Comparative financial statement tables are not presented as we were formed on December 7, 2021 and did not commence operations until February 1, 2022. For the years ended December 31, 2023 and 2022, our total investment income was derived from our initial portfolio of investments during the year ended December 31, 2023. All debt investments were income producing, and there were no loans on non-accrual status as of December 31, 2023.

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

The following shows the breakdown of investment income for the years ended December 31, 2023 and 2022 (in millions).

	Year Ended
	December 31, 2023	December 31, 2022
Interest income(1)	$22.1	$7.7
PIK interest	0.1	—
Miscellaneous fees(1)	1.2	0.3
Total	$23.4	$8.0
(1)	For the years ended December 31, 2023 and 2022, we recognized $0.9 million and $0.1 million of non-recurring income related to early repayments, respectively.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital Management and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital Management and the Advisor, or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our Common Shares and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the years ended December 31, 2023 and 2022 (in millions).

	Year Ended
	December 31, 2023	December 31, 2022
Operating Expenses
Management fees	$2.8	$1.3
Income incentive fees	2.1	0.7
Capital gains incentive fee	0.3	—
Professional fees	0.7	0.4
Organization costs	—	0.1
Amortization of deferred offering costs	0.2	0.2
Administrative services expenses	0.4	0.2
Trustees' fees	0.2	0.2
Insurance expense	0.1	0.1
Valuation fees	—	0.1
Interest expense and other fees	8.2	2.3
Income tax expense	—	0.1
Other general and administrative expenses	0.1	0.1
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	(4.1)	(2.0)
Net Operating Expenses	$11.0	$3.8

The increase in operating expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facilities, as well as rising interest rates and (2) higher incentive fees due to portfolio performance.

Net Investment Income

For the years ended December 31, 2023, net investment income was $12.3 million, or $1.96 per Common Share based on 6,273,882 weighted-average common shares of beneficial interest (the "Common Shares") outstanding. For the years ended December 31, 2022, net investment income was $4.2 million, or $1.08 per Common Share based on 3,869,643 weighted-average Common Shares outstanding.

Net investment income for the year ended December 31, 2023 increased compared to the year ended December 31, 2022 as a result of growth in the overall investment portfolio and rising interest rates, offset by higher operating expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the years ended December 31, 2023 totaled $42.3 million resulting in net realized gains totaling $0.8 million, primarily from gains from the realization of our equity investments in certain portfolio companies. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2022 totaled $10.5 million.

Net realized gains during the year ended December 31, 2023 resulted primarily from gains from the realization of our equity investments in certain portfolio companies.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the years ended December 31, 2023 and 2022 totaled $2.6 million and ($0.5) million, repectively.

The change in unrealized appreciation in 2023 was primarily due to portfolio company specific performance on several of our equity investments.

Net change in unrealized appreciation on foreign currency translations for both years ended December 31, 2023 and 2022 totaled less than $0.1 million.

Provision for Taxes on Unrealized Appreciation on Investments

The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities of the Taxable Subsidiary are reflected in our consolidated financial statements. For the year ended December 31, 2023, we recognized a deferred tax provision related to unrealized appreciation on certain equity investments for income tax at our Taxable Subsidiary of approximately ($167.9) thousand. For the year ended December 31, 2022, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2023 net increase in net assets resulting from operations totaled $15.5 million, or $2.46 based on 6,273,882 weighted-average Common Shares outstanding, as compared to a net increase in net assets resulting from operations totaling $3.7 million, or $0.95 per common share of beneficial interest based on 3,869,643 weighted-average Common Shares outstanding for the year ended December 31, 2022.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $34.5 million for the year ended December 31, 2023, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the year ended December 31, 2023 provided cash of $19.6 million primarily from proceeds from net borrowings on our Credit Facilities (defined below), short-term loan repayments, and issuance of the Common Shares.

Our operating activities used net cash of $153.5 million for the year ended December 31 2022, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the year ended December 31, 2022 provided cash of $169.0 million primarily from proceeds from net borrowings on our Credit Facilities (defined below), short-term loan borrowings, and issuance of the Common Shares.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from net proceeds of any share offering, including pursuant to capital calls to investors with capital commitments to us, the Credit Facility, and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our Common Shares. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 210% and 200%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of Common Shares the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2023 and December 31, 2022, we had cash and cash equivalents of $0.6 million and $15.5 million, repectively.

Credit Facilities

Commitment Facility

On February 1, 2022, we entered into a revolving credit and security agreement with Signature Bank (as amended, the “Commitment Facility”). All amounts borrowed under the Commitment Facility matured on December 31, 2023, and all principal, accrued and unpaid interest thereunder was paid on December 22, 2023.

As of December 31, 2023, no prepaid loan structure fees had yet to be amortized. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

The following is a summary of the Commitment Facility, net of prepaid loan structure fees:

	December 31, 2023	December 31, 2022
Commitment Facility payable	$—	$80.6
Prepaid loan structure fees	—	(0.1)
Commitment Facility payable, net of prepaid loan structure fees	$—	$80.5

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Interest expense	$3.2	$0.7
Loan structure fees amortization	0.3	0.3
Total interest and other fees	$3.5	$1.0
Weighted average interest rate	7.0%	4.1	%(1)
Effective interest rate (including fee amortization)	7.5%	5.5	%(1)
Average debt outstanding	$46.2	28.0	(1)
Cash paid for interest and unused fees	$3.7	$0.5
(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through December 31, 2022.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2023 and December 31, 2022, the Company was in compliance with these covenants.

As of December 31, 2023 and December 31, 2022, there was $98.0 million and $0, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1.4 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of December 31, 2023 and December 31, 2022, $1.0 million and $1.1 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	December 31, 2023	December 31, 2022
Credit Facility payable	$98.0	$—
Prepaid loan structure fees	(1.0)	(1.1)
Credit Facility payable, net of prepaid loan structure fees	$97.0	$(1.1)

Interest is paid monthly or quarterly in arrears based on the interest rate option selected. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Interest expense	$4.4	$	*
Loan structure fees amortization	0.4		*
Total interest and other fees	$4.8	$	*
Weighted average interest rate	8.8%		92.4	%(1)
Effective interest rate (including fee amortization)	9.6%		117.4	%(1)
Average debt outstanding	$49.9		$0.8	(1)
Cash paid for interest and unused fees	$4.2		$—
(1)	Calculated for the period from September 30, 2022, the date of the Credit Facility, through December 31, 2022.

* Less than $0.1 million

Contractual Obligations

	Total	2024	2025	2026	2027	2028

	(in millions)
Credit Facility payable	$98.0	$—	$—	$—	$98.0	$
Total	$98.0	$—	$—	$—	$98.0		$—

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2023, our off-balance sheet arrangements consisted of $49.3 million of unfunded commitments to provide debt financing to 31 of our portfolio companies. As of December 31, 2022, our off-balance sheet arrangements consisted of $36.3 million of unfunded commitments to provide debt financing to 22 of our portfolio companies. As of December 31, 2023, we had maintained sufficient liquidity (through cash on hand, our ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

Regulated Investment Company Status and Dividends

We qualify and intend to elect to qualify annually to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. So long as we continue to qualify as a RIC, we will not be subject to U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders as dividends on a timely basis.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2023, we had $1.5 million of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2024.

We intend to distribute to our shareholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facilities may prohibit us from making distributions to our shareholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our shareholders. If we do this, our shareholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our Common Shares. Our shareholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our shareholders.

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

Subsequent Events

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	January 9, 2024	Morgan Electrical Group Intermediate Holdings, Inc.*	Provider of commercial electrical services	$12,854	Senior Secured – First Lien
Add-On Investment	January 12, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$28,813	Equity
Add-On Investment	January 31, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$12,637	Equity
Add-On Investment	February 28, 2024	Monitorus Holding, LLC*	Provider of media monitoring and evaluation services	$38,984	Unsecured Convertible Bond
New Investment	March 11, 2024	Exec Connect Intermediate LLC	Facilitator of executive-level in-person events and remote peer-to-peer industry insights	$1,746,286	Senior Secured – First Lien
				$254,005	Delayed Draw Term Loan Commitment
				$158,753	Revolver Commitment
				$77,109	Equity
New Investment	March 11, 2024	Titan Meter Bidco Corp.	Provider of liquid metering products and integrated solutions to the energy infrastructure sector	$7,696,671	Senior Secured – First Lien
				$810,176	Revolver Commitment
				$395,667	Equity

* Existing portfolio company

The Company realized the following portfolio company subsequent to December 31, 2023:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	January 8, 2024	Peltram Plumbing Holdings, LLC*	Provider of plumbing solutions.	$6,818,700	Senior Secured – First Lien

* Existing portfolio company

Credit Facility

As of March 11, 2024, the outstanding balance under the Credit Facility was $103.7 million.

Sale of Unregistered Securities

Since December 31, 2023, the Company sold 191,580 Common Shares at a price of $15.21 per share for aggregate proceeds of $2.9 million, which included less than $0.1 million of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Since December 31, 2023, the Company also issued 23,386 Common Shares for aggregate proceeds of $0.4 million under the DRIP.

Distribution Declared

On January 13, 2024, our Board declared a regular monthly distribution for each of January, February and March 2024 as follows

Stellus Private Credit BDC	Record	Payment	Amount per
Declared	Date	Date	Share
1/13/2024	1/15/2024	1/31/2024	$0.1666
1/13/2024	2/1/2024	2/29/2024	$0.1666
1/13/2024	3/1/2024	3/29/2024	$0.1666

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in May 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. As of December 31, 2023 and December 31, 2022, 96% and 100% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR and SOFR, which are indexed to 30-day or 90-day LIBOR and SOFR rates, subject to interest rate floors. As of December 31, 2023 and December 31, 2022, the weighted average interest rate floor on our floating rate loans was 1.45% and 1.14%, respectively.

Assuming that the Statements of Assets and Liabilities as of December 31, 2023 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$4.0	$(2.0)	$2.0
Up 150 basis points	3.0	(1.5)	1.5
Up 100 basis points	2.0	(1.0)	1.0
Up 50 basis points	1.0	(0.5)	0.5
Down 50 basis points	(1.0)	0.5	(0.5)
Down 100 basis points	(2.0)	1.0	(1.0)
Down 150 basis points	(3.0)	1.5	(1.5)
Down 200 basis points	(4.0)	2.0	(2.0)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of December 31, 2023, the three month SOFR rate was 533 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of 25 bps SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2023 and 2022 and for the period from Inception to December 31, 2021, we did not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data

STELLUS PRIVATE CREDIT BDC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, Dallas, Texas, PCAOB ID 248)	86
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	87
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 and for the period from December 7, 2021 (Inception) to December 31, 2021	88
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022 and for the period from December 7, 2021 (Inception) to December 31, 2021	89
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and for the period from December 7, 2021 (Inception) to December 31, 2021	90
Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022	91
Notes to Consolidated Financial Statements	102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders

Stellus Private Credit BDC

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Private Credit BDC (a Delaware statutory trust) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2023 and 2022 and the period from inception (December 7, 2021) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended December 31, 2023 and 2022 and the period from inception through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with portfolio companies or agents, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas
March 11, 2024

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $206,513,758 and $158,022,677, respectively)	$208,574,078	$157,504,755
Cash and cash equivalents	593,685	15,469,823
Interest receivable	1,495,581	1,030,274
Expense reimbursement receivable from the Advisor (Note 2)	126,539	165,638
Deferred offering costs	72,875	54,394
Related party receivable	162,455	9,620
Prepaid expenses	127,019	133,004
Receivable for sales and repayments of investments	71,105	26,996
Total Assets	$211,223,337	$174,394,504
LIABILITIES
Credit Facilities payable	$97,031,517	$79,448,134
Short-term loan payable	—	11,250,000
Dividends payable	3,551,068	1,809,533
Unearned revenue	897,538	539,634
Income incentive fee payable	439,854	328,196
Capital gains incentive fee payable	261,684	—
Interest payable	367,093	563,241
Administrative services payable	124,958	66,064
Income tax payable	182,489	7,471
Deferred tax liability	167,865	—
Other accrued expenses and liabilities	177,249	119,274
Total Liabilities	$103,201,315	$94,131,547
Commitments and contingencies (Note 7)
Net Assets	$108,022,022	$80,262,957
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 7,102,136 and 5,483,433 issued and outstanding, respectively)	$71,021	$54,834
Paid-in capital	104,810,048	80,950,845
Total distributable earnings (loss)	3,140,953	(742,722)
Net Assets	$108,022,022	$80,262,957
Total Liabilities and Net Assets	$211,223,337	$174,394,504
Net Asset Value Per Share	$15.21	$14.64

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
INVESTMENT INCOME
Interest income	$22,760,669	$7,804,783		$—
Other income	601,776	152,173		—
Total Investment Income	$23,362,445	$7,956,956		$—
OPERATING EXPENSES
Management fees	$2,833,601	$1,335,054		$—
Income incentive fees	2,097,153	686,398		—
Capital gains incentive fee	261,684	—		—
Professional fees	670,800	447,045		70,800
Organization costs	1,000	90,184		416,553
Amortization of deferred offering costs	165,937	240,152		—
Administrative services expenses	417,573	226,489		—
Trustees' fees	160,000	158,000		42,000
Insurance expense	81,438	82,045		—
Valuation fees	40,324	5,519		—
Interest expense and other fees	8,225,528	2,312,701		—
Income tax expense	44,925	7,471		—
Other general and administrative expenses	142,294	120,343		3,492
Total Operating Expenses	$15,142,257	$5,711,401		$532,845
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	$(4,101,044)	$(1,952,196)		$—
Net Operating Expenses	$11,041,213	$3,759,205		$532,845
Net Investment Income	$12,321,232	$4,197,751		$(532,845)
Net realized gain on non-controlled, non-affiliated investments	$841,075	$—		$—
Net realized gain on foreign currency translation	24,343	1,950		—
Provision for taxes on realized gain on investments	(142,988)	—		—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	2,566,523	(538,883)		—
Net change in unrealized appreciation on foreign currency translations	11,719	20,961		—
Provision for taxes on net unrealized gain on investments	(167,865)	—		—
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,454,039	$3,681,779		$(532,845)
Net Investment Income Per Share – basic and diluted	$1.96	$1.08	$	N/A
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$2.46	$0.95	$	N/A
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	6,273,882	3,869,643		N/A
Distributions Per Share – basic and diluted	$1.88	$1.11	$	N/A

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	(loss) gain	Net Assets
Balances at December 31, 2020	—	$—	$—	$—	$—
Net investment loss	—	—	—	(532,845)	(532,845)
Balances at December 31, 2021	—	$—	$—	$(532,845)	$(532,845)
Net investment income	—	—	—	4,197,751	4,197,751
Net realized gain on foreign currency translation	—	—	—	1,950	1,950
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(538,883)	(538,883)
Net change in unrealized appreciation on foreign currency translations	—	—	—	20,961	20,961
Return of capital and other tax related adjustments	—	—	(388,214)	388,214	—
Distributions from net investment income	—	—	—	(4,279,870)	(4,279,870)
Issuance of common shares of beneficial interest	5,483,433	54,834	81,339,059	—	81,393,893
Balances at December 31, 2022	5,483,433	$54,834	$80,950,845	$(742,722)	$80,262,957
Net investment income	—	—	—	12,321,232	12,321,232
Net realized gain on non-controlled, non-affiliated investments	—	—	—	841,075	841,075
Net realized gain on foreign currency translation	—	—	—	24,343	24,343
Provision for taxes on realized gain on investments	—	—	—	(142,988)	(142,988)
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	2,566,523	2,566,523
Net change in unrealized appreciation on foreign currency translations	—	—	—	11,719	11,719
Provision for taxes on net unrealized gain on investments	—	—	—	(167,865)	(167,865)
Return of capital and other tax related adjustments	—	—	(197,724)	197,724	—
Distributions from net investment income	—	—	—	(11,768,088)	(11,768,088)
Issuance of common shares of beneficial interest	1,618,703	16,187	24,056,927	—	24,073,114
Balances at December 31, 2023	7,102,136	$71,021	$104,810,048	$3,140,953	$108,022,022

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
	For the		from Inception
	year ended		through
	December 31, 2023	December 31, 2022	December 31, 2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$15,454,039	$3,681,779	$(532,845)
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(89,322,601)	(168,326,016)	—
Proceeds from sales and repayments of investments	42,260,585	10,474,408	—
Net change in unrealized (appreciation) depreciation on investments	(2,566,523)	538,883	—
Net change in unrealized appreciation foreign currency translations	(11,719)	(20,961)	—
Increase in investments due to PIK	(129,990)	—	—
Amortization of premium and accretion of discount, net	(502,109)	(198,065)	—
Deferred tax provision	167,865	—	—
Amortization of loan structure fees	586,127	478,626	—
Amortization of deferred offering costs	165,937	240,152	—
Net realized gain on investments	(841,075)	—	—
Changes in other assets and liabilities
Increase in interest receivable	(465,307)	(1,030,274)	—
Increase in deferred offering costs	—	—	(139,570)
Increase in related party receivable	(152,835)	(9,620)	—
Decrease (increase) in expense reimbursements receivable from the Advisor	39,099	(165,638)	—
Decrease (increase) in prepaid expenses	5,985	(39,356)	(93,648)
(Decrease) increase in due to affiliate	—	(460,085)	460,085
Increase in professional fees payable	—	—	263,978
(Decrease) increase in trustees' fees payable	—	(42,000)	42,000
Increase in administrative services payable	58,894	66,064	—
(Decrease) increase in interest payable	(196,148)	563,241	—
Increase in income incentive fees payable	111,658	328,196	—
Increase in capital gains incentive fees payable	261,684	—	—
Increase in unearned revenue	357,904	539,634	—
Increase in income tax payable	175,018	7,471	—
Increase (decrease) in other accrued expenses and liabilities	57,975	(144,704)	—
Net Cash Used in Operating Activities	$(34,485,537)	$(153,518,265)	$—
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$24,073,114	$81,393,893	$—
Offering costs paid for common shares of beneficial interest issued	(184,418)	(154,976)	—
Stockholder distributions paid	(10,026,553)	(2,470,337)	—
Borrowings under Credit Facilities	169,750,000	124,762,500	—
Repayments of Credit Facilities	(152,365,000)	(44,147,500)	—
Financing costs paid on Credit Facilities	(387,744)	(1,645,492)	—
Short-term loan borrowings	4,500,000	11,250,000
Short-term loan repayments	(15,750,000)	—	—
Net Cash Provided by Financing Activities	$19,609,399	$168,988,088	$—
Net (Decrease) Increase in Cash and Cash Equivalents	$(14,876,138)	$15,469,823	$—
Cash and Cash Equivalents Balance at Beginning of Period	15,469,823	—	—
Cash and Cash Equivalents Balance at End of Period	$593,685	$15,469,823	$—
Supplemental and Non-Cash Activities
Cash paid for interest expense	$7,835,549	$1,270,834	$—
Income and excise tax paid	12,895	—	—
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	623,113	43,894	—
Increase in dividends payable	5,360,601	1,809,533	—

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		6/5/2023	6/5/2028	Services: Business	$2,499,197	$2,442,057	$2,474,205	2.29%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		10/31/2023	6/5/2028		$658,122	$642,630	$651,541	0.60%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	503,611	550,900	0.51%
Total											$3,588,298	$3,676,646	3.40%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	11.35%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$5,719,319	$5,606,307	$5,606,307	5.19%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	437,006	0.40%
Total											$6,043,313	$6,043,313	5.59%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.60%		3/31/2023	3/31/2028	Services: Business	$3,708,325	$3,626,235	$3,708,325	3.43%
AR-USA Holdings, LLC Class A Units		Equity					3/31/2023			91	91,031	141,963	0.13%
Total											$3,717,266	$3,850,288	3.56%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	10.87%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,096,787	$6,976,253	$6,990,335	6.47%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	11.24%		12/5/2023	7/1/2029		$1,152,465	$1,129,656	$1,135,178	1.05%
Ishtar Co-Invest-B LP Partnership Interests	(9)	Equity					7/1/2022			298,251	164,180	769,517	0.71%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	85,213	219,859	0.20%
Total											$8,355,302	$9,114,889	8.43%
Archer Systems, LLC									Houston, TX
CF Arch Holdings LLC Class A Units		Equity					8/10/2022		Services: Business	496,967	496,967	752,642	0.70%
Total											$496,967	$752,642	0.70%
Axis Portable Air, LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.25%		4/17/2023	3/22/2028	Capital Equipment	$854,937	$839,636	$854,937	0.79%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.25%		3/22/2022	3/22/2028		1,344,512	1,333,714	1,344,512	1.24%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.25%		11/3/2022	3/22/2028		4,115,854	4,115,854	4,115,854	3.81%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	357,545	0.33%
Total											$6,441,865	$6,672,848	6.17%
Baker Manufacturing Company, LLC									Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	11.42%		7/5/2022	7/5/2027	Capital Equipment	$6,097,236	$6,003,785	$6,066,750	5.62%
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022			330,978	330,978	380,730	0.35%
Total											$6,334,763	$6,447,480	5.97%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	442,307	594,575	0.55%
Total											$442,307	$594,575	0.55%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+6.75%	1.00%	12.21%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$2,098,145	$2,050,706	$2,098,145	1.94%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	36,889	0.03%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity					3/15/2023			184,925	184,925	199,847	0.19%
Total											$2,269,766	$2,334,881	2.16%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		2/24/2022	2/7/2027	Services: Business	$4,631,802	$4,600,434	$4,562,325	4.22%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		6/24/2022	2/7/2027		451,225	447,963	444,457	0.41%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		3/27/2023	2/7/2027		648,122	642,669	638,400	0.59%
Revolver	(5)	First Lien	3M SOFR+7.00%	2.00%	12.60%		2/24/2022	2/7/2027		262,574	262,574	258,635	0.24%
Total											$5,953,640	$5,903,817	5.46%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		8/2/2023	8/2/2028	Environmental Industries	$5,915,156	$5,776,190	$5,796,853	5.37%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		8/2/2023	8/2/2028		973,008	973,008	953,548	0.88%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,081	208,069	187,947	0.17%
Total											$6,957,267	$6,938,348	6.42%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	12.00%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,414,466	$9,258,376	$9,414,466	8.71%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	12.02%		11/22/2022	11/22/2027		184,317	184,317	184,317	0.17%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	537,715	0.50%
Total											$9,987,472	$10,136,498	9.38%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.85%		6/30/2023	6/30/2028	High Tech Industries	$4,735,553	$4,647,927	$4,688,197	4.34%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	562,891	0.52%
Total											$5,133,145	$5,251,088	4.86%
Curion Holdings, LLC									Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.00%	12.25%		7/29/2022	7/29/2027	Services: Business	$3,507,255	$3,453,759	$3,454,646	3.20%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.00%	12.25%		7/29/2022	7/29/2027		1,275,886	1,275,886	1,256,748	1.16%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	418,570	0.39%
Total											$5,073,174	$5,129,964	4.75%
EHI Buyer, Inc.	(4)								Grand Prarie, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.85%		7/31/2023	7/31/2029	Environmental Industries	$2,813,633	$2,746,670	$2,757,360	2.55%
EHI Group Holdings, L.P.		Equity					7/31/2023			492	492,017	501,798	0.46%
Total											$3,238,687	$3,259,158	3.01%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028	Services: Consumer	$2,680,155	$2,618,072	$2,666,754	2.47%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028		176,599	176,599	175,716	0.16%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028		222,370	222,370	221,258	0.20%
Total											$3,017,041	$3,063,728	2.83%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	12.13%		12/7/2023	12/7/2028	Services: Business	$5,156,250	$5,054,338	$5,054,338	4.68%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	266,927	0.25%
Total											$5,321,265	$5,321,265	4.93%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.46%		3/16/2022	3/16/2027	High Tech Industries	$3,921,300	$3,880,744	$3,921,300	3.63%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	168,003	0.16%
Total											$4,048,747	$4,089,303	3.79%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,245,862	$1,226,455	$1,233,403	1.14%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028		436,790	436,790	432,422	0.40%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028		530,282	530,282	524,979	0.49%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	207,020	0.19%
Total											$2,354,810	$2,397,824	2.22%
Green Intermediateco II, Inc.									Irvine, CA
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	12.11%		8/8/2023	8/8/2028	High Tech Industries	$6,345,855	$6,196,707	$6,218,938	5.76%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	12.11%		8/8/2023	8/8/2028		1,634,349	1,614,433	1,601,662	1.48%
Green Topco Holdings, LLC Class A Units		Equity					8/8/2023			194,512	194,512	194,981	0.18%
Total											$8,005,652	$8,015,581	7.42%
Heartland Business Systems, LLC	(4)								Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.75%		8/26/2022	8/26/2027	High Tech Industries	$3,170,553	$3,121,133	$3,170,553	2.94%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.75%		8/26/2022	8/26/2027		3,291,281	3,261,388	3,291,281	3.05%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	137,144	398,792	0.37%
Total											$6,519,665	$6,860,626	6.36%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026	Services: Business	$8,077,439	$8,024,795	$7,996,665	7.39%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026		993,209	993,209	983,277	0.91%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026		196,214	194,774	194,252	0.18%
Total											$9,212,778	$9,174,194	8.48%
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		4/28/2023	4/28/2028	Services: Consumer	$2,667,021	$2,607,075	$2,627,016	2.43%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		6/30/2023	4/28/2028		$121,228	$118,434	$119,410	0.11%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		10/11/2023	4/28/2028		$243,066	$237,238	$239,420	0.22%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		4/28/2023	4/28/2028		607,105	607,105	597,998	0.55%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			183	183,490	120,714	0.11%
Total											$3,753,342	$3,704,558	3.42%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.39%		2/15/2022	2/15/2027	High Tech Industries	$5,607,211	$5,531,649	$5,579,175	5.16%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	11.22%		2/15/2022	2/15/2027		379,507	379,507	377,609	0.35%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.39%		2/15/2022	2/15/2027		2,342,268	2,325,108	2,330,557	2.16%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	642,989	0.60%
Total											$8,779,836	$8,930,330	8.27%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.93%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$5,924,256	$5,837,312	$5,835,392	5.40%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	11.96%		6/6/2022	6/6/2027		224,067	224,067	220,706	0.20%
Gauge Vimergy Coinvest, LLC Units	(9)	Equity					6/6/2022			178	175,035	57,603	0.05%
Total											$6,236,414	$6,113,701	5.65%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		9/2/2022	9/2/2027	Consumer Goods: Durable	$9,284,522	$9,175,573	$9,238,099	8.55%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		9/2/2022	9/2/2027		717,020	717,020	713,435	0.66%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	300,679	0.28%
Total											$10,204,075	$10,252,213	9.49%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.35%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,721,143	$4,601,315	$4,673,932	4.33%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			461,351	461,351	383,570	0.36%
Total											$5,062,666	$5,057,502	4.69%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.12%		12/21/2023	12/21/2028	Capital Equipment	$1,342,685	$1,315,831	$1,315,831	1.22%
Revolver	(5)	First Lien	3M SOFR+5.75%	2.00%	11.12%		12/21/2023	12/21/2028		99,464	99,464	97,475	0.09%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	266,062	0.25%
Total											$1,681,357	$1,679,368	1.56%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.46%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$3,769,183	$3,740,650	$3,769,183	3.49%
Total											$3,740,650	$3,769,183	3.49%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monitorus Holding, LLC	(6)		0.00%						London, UK
Term Loan		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,179,978	$6,135,361	$6,118,178	5.66%
Revolver		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€1,263,890	1,374,053	1,360,312	1.26%
Delayed Draw Term Loan		First Lien	14.00%		10.00%	4.00%	5/24/2022	5/24/2027		€3,621,158	3,654,874	3,618,325	3.35%
Sapphire Aggregator S.a r.l. Convertible Bonds		Unsecured	8.0%		0.00%	8.0%	11/15/2023	3/31/2025		1,622,524	17,417	17,730	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Total											$11,476,203	$11,470,576	10.65%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	11.61%		8/3/2023	8/3/2029	Construction & Building	$2,022,258	$1,978,925	$1,991,924	1.84%
Morgan Electrical Group Holdings, LLC Series A-2 Preffered Units		Equity					8/3/2023			195	194,900	191,924	0.18%
Total											$2,173,825	$2,183,848	2.02%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	12.35%		11/16/2022	11/16/2027	Services: Business	$6,736,977	$6,625,141	$6,736,977	6.24%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	387,917	0.36%
Total											$6,960,640	$7,124,894	6.60%
Pearl Media Holdings, LLC	(4)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.75%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$2,589,414	$2,549,065	$2,550,573	2.36%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	11.75%		8/31/2022	8/31/2027		162,580	162,580	160,141	0.15%
Total											$2,711,645	$2,710,714	2.51%
Peltram Plumbing Holdings, LLC	(4)								Auburn, WA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		2/1/2022	12/30/2026	Construction & Building	$6,818,700	$6,740,807	$6,818,700	6.31%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		2/1/2022	12/30/2026		529,986	529,986	529,986	0.49%
Total											$7,270,793	$7,348,686	6.80%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+6.00%	1.50%	12.57%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$3,967,268	$3,896,600	$3,947,432	3.65%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	263,073	0.24%
Total											$4,215,598	$4,210,505	3.89%
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	12.03%		5/1/2023	8/2/2027	High Tech Industries	$4,142,649	$4,069,867	$4,121,936	3.82%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	12.03%		5/1/2023	8/2/2027		186,246	186,246	185,315	0.17%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	90,200	0.08%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	62,420	0.06%
Total											$4,449,978	$4,459,871	4.13%
Service Minds Company, LLC	(4)								Bradenton, FL
Term Loan	(5)	First Lien	3M SOFR+7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028	Services: Consumer	$2,397,358	$2,362,594	$2,025,768	1.88%
Revolver	(5)	First Lien	3M SOFR+7.50%	1.00%	11.04%	2.00%	2/7/2022	2/7/2028		583,649	583,649	493,183	0.46%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028		1,642,887	1,629,511	1,388,240	1.29%
Total											$4,575,754	$3,907,191	3.63%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	11.70%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$4,771,876	$4,659,797	$4,700,298	4.35%
BV HGI Holdings, L.P. Class A Units		Equity					8/7/2023			264,885	264,885	254,991	0.24%
Total											$4,924,682	$4,955,289	4.59%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$5,841,952	$5,783,110	$5,666,693	5.25%
Total											$5,783,110	$5,666,693	5.25%
Total Non-controlled, non-affiliated investments											$206,513,758	$208,574,078	193.08%
Net Investments											$206,513,758	$208,574,078	193.08%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(100,552,056)	(93.08)%
NET ASSETS												$108,022,022	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At December 31, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments which total $49,348,063: The Company had no unrealized appreciation or depreciation on the outstanding revolver and delayed draw term loan commitments as of December 31, 2023.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$2,278,843	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
American Refrigeration, LLC	Delayed Draw Term Loan	482,132	1.00%	March 31, 2028
Amika OpCo LLC	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	2,500,000	1.00%	March 22, 2028
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	525,148	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	1,946,015	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	2,609,627	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	737,268	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
EHI Buyer, Inc.	Revolver	3,149,231	0.50%	July 31, 2029
EHI Buyer, Inc.	Delayed Draw Term Loan	1,410,343	1.00%	July 31, 2029
Equine Network, LLC	Revolver	35,320	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	148,618	1.00%	May 22, 2028
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,435,166	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	3,316,153	0.50%	August 26, 2027
HV Watterson Holdings, LLC	Revolver	248,302	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Impact Home Services LLC	Revolver	128,780	0.50%	April 28, 2028
Inoapps Bidco, LLC	Revolver	569,260	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	522,823	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	819,451	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Michelli, LLC	Revolver	895,177	0.50%	December 21, 2028
Michelli, LLC	Delayed Draw Term Loan	2,983,923	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,304,682	1.00%	August 3, 2029
Pearl Media Holdings, LLC	Revolver	534,193	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	353,324	0.50%	December 30, 2026
RIA Advisory Borrower, LLC	Revolver	497,042	0.50%	August 2, 2027
Service Minds Company, LLC	Revolver	64,659	0.50%	February 7, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026
	Total Unfunded Commitments	$49,348,063

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.6% of the Company’s total assets as of December 31, 2023.
(7)	This loan is a unitranche investment.
(8)	This loan is a last-out term loan with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.

Abbreviation Legend

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
AIP ATCO Buyer, LLC	(4)							Sterling Heights, MI
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.31%	5/17/2022	5/17/2028	Automotive	$8,845,526	$8,682,015	$8,801,298	10.97%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	10.93%	5/17/2022	5/17/2028		810,347	810,347	806,295	1.00%
Total										$9,492,362	$9,607,593	11.97%
Archer Systems, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.92%	8/11/2022	8/11/2027	Services: Business	$9,727,427	$9,545,572	$9,581,515	11.94%
CF Arch Holdings LLC Class A Units		Equity				8/10/2022			496,967	496,967	527,885	0.66%
Total										$10,042,539	$10,109,400	12.60%
Axis Portable Air, LLC	(4)							Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.48%	3/22/2022	3/22/2028	Capital Equipment	$1,509,146	$1,482,068	$1,501,600	1.87%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.48%	3/22/2022	3/22/2028		1,344,512	1,331,735	1,337,789	1.67%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.48%	11/3/2022	3/22/2028		2,195,122	2,195,122	2,184,146	2.72%
Axis Air Parent, LLC Preferred Units		Equity				3/22/2022			1,527	152,661	236,215	0.29%
Total										$5,161,586	$5,259,750	6.55%
Baker Manufacturing Company, LLC								Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	10.75%	7/5/2022	7/5/2027	Capital Equipment	$6,169,082	$6,053,037	$6,076,546	7.57%
BSC Blue Water Holdings, LLC Series A Units		Equity				7/5/2022			330,978	330,978	262,680	0.33%
Total										$6,384,015	$6,339,226	7.90%
BDS Solutions Intermediateco, LLC	(4)							Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.71%	2/24/2022	2/7/2027	Retail	$4,679,065	$4,638,875	$4,608,879	5.74%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.71%	6/24/2022	2/7/2027		455,829	451,673	448,992	0.56%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%	2/24/2022	2/7/2027		236,828	236,828	233,276	0.29%
Total										$5,327,376	$5,291,147	6.59%
BLP Buyer, Inc.	(4)							Houston, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.49%	2/1/2022	2/1/2027	Capital Equipment	$2,778,445	$2,731,359	$2,708,984	3.38%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.21%	10/3/2022	2/1/2027		1,278,711	1,248,201	1,246,743	1.55%
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	11.08%	12/8/2022	2/1/2027		4,852,763	4,709,383	4,731,444	5.89%
Revolver	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%	2/1/2022	2/1/2027		139,482	139,482	135,995	0.17%
BL Products Parent, L.P. Class A Units		Equity				2/1/2022			339,326	339,326	346,544	0.43%
Total										$9,167,751	$9,169,710	11.42%
COPILOT Provider Support Services, LLC	(4)							Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.23%	11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,509,802	$9,321,496	$9,321,496	11.61%
QHP Project Captivate Blocker, Inc. Common Stock		Equity				11/22/2022			8	544,779	544,779	0.68%
Total										$9,866,275	$9,866,275	12.29%
Curion Holdings, LLC	(4)							Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.98%	7/29/2022	7/29/2027	Services: Business	$3,542,772	$3,476,632	$3,454,203	4.30%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.98%	7/29/2022	7/29/2027		893,121	893,121	870,793	1.08%
SP CS Holdings LLC Class A Units		Equity				7/29/2022			343,529	343,529	274,144	0.34%
Total										$4,713,282	$4,599,140	5.72%
Exigo, LLC	(4)							Dallas, TX
Term Loan	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.13%	3/16/2022	3/16/2027	Software	$4,001,839	$3,949,517	$3,941,811	4.91%
Revolver	(5)	First Lien	1M LIBOR+5.75%	1.00%	10.13%	3/16/2022	3/16/2027		47,642	47,642	46,927	0.06%
Gauge Exigo Coinvest, LLC Common Units		Equity				3/16/2022			168,003	168,003	151,768	0.19%
Total										$4,165,162	$4,140,506	5.16%
Florachem Corporation	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	3M LIBOR+6.50%	1.00%	11.23%	4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,258,510	$1,235,422	$1,233,340	1.54%
SK FC Holdings, L.P. Class A Units		Equity				4/29/2022			161	161,283	162,513	0.20%
Total										$1,396,705	$1,395,853	1.74%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Heartland Business Systems, LLC	(4)							Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.79%	8/26/2022	8/26/2027	Services: Business	$3,202,660	$3,142,195	$3,154,620	3.93%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.91%	8/26/2022	8/26/2027		1,658,076	1,641,495	1,633,205	2.03%
AMCO HBS Holdings, LP Class A Units		Equity				8/26/2022			1,570	157,008	243,972	0.30%
Total										$4,940,698	$5,031,797	6.26%
Heat Makes Sense Shared Services, LLC	(4)							Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.50%	0.75%	9.63%	7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,480,115	$7,334,957	$7,367,913	9.18%
Revolver	(5)	First Lien	6M SOFR+5.50%	0.75%	10.37%	7/1/2022	7/1/2028		295,410	295,410	290,979	0.36%
Ishtar Co-Invest-B LP Partnership Interests		Equity				7/1/2022			298,251	298,251	340,070	0.42%
Oshun Co-Invest-B LP Partnership Interests		Equity				7/1/2022			85,213	85,213	97,162	0.12%
Total										$8,013,831	$8,096,124	10.08%
HV Watterson Holdings, LLC	(4)							Schaumburg, IL
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026	Services: Business	$8,159,862	$8,091,364	$7,915,066	9.86%
Revolver	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026		198,642	198,642	192,683	0.24%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	11.18%	2/1/2022	12/17/2026		198,201	196,345	192,255	0.24%
Total										$8,486,351	$8,300,004	10.34%
Inoapps Bidco, LLC	(4)							Houston, TX
Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.19%	2/15/2022	2/15/2027	High Tech Industries	$5,664,137	$5,567,760	$5,550,854	6.92%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+5.75%	1.00%	10.19%	2/15/2022	2/15/2027		2,365,987	2,344,107	2,318,667	2.89%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity				2/15/2022			512,365	543,572	529,959	0.66%
Total										$8,455,439	$8,399,480	10.47%
International Designs Group LLC								Farmingville, NY
International Designs Holdings LLC Common Units		Equity				4/1/2022		Construction & Building	$455,341	$455,341	$444,895	0.55%
Total										$455,341	$444,895	0.55%
Lightning Intermediate II, LLC	(4)							Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.54%	6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$6,078,133	$5,967,985	$5,895,789	7.35%
Gauge Vimergy Coinvest, LLC Units		Equity				6/6/2022			178	178,347	133,477	0.17%
Total										$6,146,332	$6,029,266	7.52%
MacKenzie-Childs Acquisition, Inc.	(4)							Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.73%	9/2/2022	9/2/2027	Consumer Goods: Durable	$9,378,542	$9,245,162	$9,237,863	11.51%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	10.73%	9/2/2022	9/2/2027		1,331,608	1,331,608	1,311,634	1.63%
MacKenzie-Childs Investment, LP Partnership Interests		Equity				9/2/2022			311,482	311,482	285,502	0.36%
Total										$10,888,252	$10,834,999	13.50%
Madison Logic Holdings, Inc.	(4)							New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	11.58%	12/30/2022	12/30/2027	Media: Broadcasting & Subscription	$4,756,819	$4,614,114	$4,614,114	5.75%
Total										$4,614,114	$4,614,114	5.75%
Microbe Formulas LLC	(4)							Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%	4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$4,433,420	$4,393,532	$4,389,086	5.47%
Total										$4,393,532	$4,389,086	5.47%
Monitorus Holding, LLC	(4)(6)							London, UK
Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	11.73%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,119,464	$6,064,112	$6,058,269	7.54%
Delayed Draw Term Loan	(5)	First Lien	3M LIBOR+7.00%	1.00%	11.73%	5/24/2022	5/24/2027		€3,585,699	3,619,085	3,582,895	4.45%
Sapphire Aggregator S.a r.l. Class A Shares		Equity				9/1/2022			1,635,819	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class B Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class C Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class D Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class E Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class F Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class G Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class H Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Sapphire Aggregator S.a r.l. Class I Shares		Equity				9/1/2022			1,635,814	32,722	36,697	0.05%
Total										$9,977,695	$9,971,437	12.44%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

									Principal			% of
						Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Onpoint Industrial Services, LLC								Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	11.58%	11/16/2022	11/16/2027	Services: Business	$6,805,027	$6,670,604	$6,670,604	8.31%
Spearhead TopCo, LLC Class A Units		Equity				11/16/2022			335,499	335,499	335,499	0.42%
Total										$7,006,103	$7,006,103	8.73%
Pearl Media Holdings, LLC	(4)							Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.98%	8/31/2022	8/31/2027	Consumer Goods: Durable	$2,671,239	$2,620,622	$2,617,814	3.26%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	10.93%	8/31/2022	8/31/2027		232,258	232,258	227,613	0.28%
Total										$2,852,880	$2,845,427	3.54%
Peltram Plumbing Holdings, LLC	(4)							Auburn, WA
Term Loan	(5)	First Lien	3M LIBOR+6.25%	1.00%	10.98%	2/1/2022	12/30/2026	Construction & Building	$6,995,815	$6,892,968	$6,750,961	8.41%
Total										$6,892,968	$6,750,961	8.41%
Service Minds Company, LLC	(4)							Bradenton, FL
Term Loan	(5)	First Lien	1M LIBOR+5.00%	1.00%	9.29%	2/7/2022	2/7/2028	Services: Consumer	$2,409,325	$2,367,173	$2,349,092	2.93%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	9.44%	2/7/2022	2/7/2028		193,976	193,976	189,127	0.24%
Delayed Draw Term Loan	(5)	First Lien	1M LIBOR+5.00%	1.00%	9.29%	2/7/2022	2/7/2028		531,687	526,873	518,395	0.65%
Total										$3,088,022	$3,056,614	3.82%
Tilley Distribution, Inc.	(4)							Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	10.14%	4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$6,000,285	$5,922,488	$5,790,275	7.21%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	10.14%	4/1/2022	12/31/2026		171,578	171,578	165,573	0.21%
Total										$6,094,066	$5,955,848	7.42%
Total Non-controlled, non-affiliated investments										$158,022,677	$157,504,755	196.24%
Net Investments										$158,022,677	$157,504,755	196.24%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(77,241,798)	(96.24)%
NET ASSETS											$80,262,957	100.00%
(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”)

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(4)	At December 31, 2022, the Company had the following outstanding revolver and delayed draw term loan commitments which total $36,293,611:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
AIP ATCO Buyer, LLC	Revolver	$810,347	0.50%	May 17, 2028
Archer Systems, LLC	Revolver	1,025,607	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	1,920,732	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	550,893	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	241,966	0.50%	February 1, 2027
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Curion Holdings, LLC	Revolver	382,766	0.50%	July 29, 2027
Curion Holdings, LLC	Delayed Draw Term Loan	3,879,736	0.50%	July 29, 2027
Exigo, LLC	Revolver	190,568	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	1,028,732	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,871,955	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	986,571	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	4,974,229	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	1,181,639	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	1,042,869	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Inoapps Bidco, LLC	Revolver	948,767	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	474,383	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	204,863	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monitorus Holding, LLC	Revolver	€1,251,514	0.50%	May 24, 2027
Pearl Media Holdings, LLC	Revolver	464,515	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	883,310	0.50%	December 30, 2026
Service Minds Company, LLC	Revolver	452,611	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	1,121,632	1.00%	February 7, 2028
Tilley Distribution, Inc.	Revolver	814,993	0.50%	December 31, 2026
(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.3% of the Company’s total assets as of December 31, 2022.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducting organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies ("ASC Topic 946"). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company qualifies and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company, is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) and a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital”) and an investment adviser that is registered with the is registered with the SEC under the Advisers Act. Stellus Capital serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). Stellus Capital, may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As of December 31, 2023, the Company has issued a total of 7,102,136 common shares of beneficial interest in connection with draw downs of $90,000,000 of outstanding capital commitments, share purchases of $14,800,000 from investors through an immediate share issuance subscription agreement, and $667,007 from dividend reinvestments pursuant to our dividend reinvestment plan (“DRIP”) for total contributed capital of $105,414,053.

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

As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 210% and 200%, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Cash and Cash Equivalents

As of December 31, 2023, cash balances totaling $26,658 did not exceed Federal Deposit Insurance Corporation insurance protection levels of $250,000. In addition, the Company held $567,027 in cash equivalents, which are carried at cost, which approximates fair value. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Investments

Rule 2a-5 under the 1940 Act allows the Board to designate the Company’s investment adviser as the valuation designee (the “Valuation Designee ”) to perform the fair value determination responsibilities, subject to certain conditions, including continued board of directors’ oversight and creates a framework for the determination of the fair value of a fund’s investment in order to establish a standard baseline valuation practice across all funds, whether it is a Valuation Designee or the board of directors making the fair value determination. Determination of fair value in good faith requires, among other things, assessment and management of material valuation risks, the establishment and consistent application of appropriate methodologies for calculating fair value (including regular review of which methodologies have been selected and monitoring for circumstances that require fair value), the regular testing of the established fair value methodologies, and the evaluation and oversight of any pricing services used. The Company’s Board has amended its valuation policy in accordance with the requirements of Rule 2a-5 and Rule 31a-4, except that it has not chosen to designate a Valuation Designee at this time.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

A presentation of the interest income we have received from portfolio companies for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Loan interest	$21,236,226	$7,288,643
PIK interest	129,990	—
Fee amortization income(1)	805,789	407,489
Fee income acceleration(2)	588,664	108,651
Total Interest Income	$22,760,669	$7,804,783
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2023, the Company estimates that it has $1,536,186 of undistributed taxable income that was carried forward toward distributions to be paid in 2024.

Current income tax expense for the year ended December 31, 2023 of $187,913 is related to federal and state income taxes and federal excise taxes. Current income tax expense for the year ended 2022 of $7,471 was related to federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of December 31, 2023 and 2022, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the years ended December 31, 2023 and 2022.

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

December 31, 2023

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

For the year ended December 31, 2023, the Company recorded deferred income tax provision of $167,865 related to the Taxable Subsidiary. As of December 31, 2023 and 2022, the Company had a net deferred tax liability of $167,865 and $0, respectively.

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

Distributable Earnings

The components that make up total distributable loss on the Statements of Assets and Liabilities as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Accumulated net realized gain from investments	$724,380	$1,950
Net unrealized appreciation (depreciation) on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $167,865 and $0, respectively	1,859,775	(538,883)
Net unrealized appreciation on foreign currency translations	32,680	20,961
Accumulated undistributed net investment income (loss)	524,118	(226,750)
Total distributable earnings (loss)	$3,140,953	$(742,722)

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate, such as SOFR (as defined below), if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in February 2022 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2023.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the years ended December 31, 2023 and 2022, the Company accrued management fees of $2,833,601 and $1,335,054, respectively, all of which have been waived by the Advisor pursuant to the terms of the Advisory Agreement. The base management fees that have been waived by the Advisor are not subject to recoupment. The base management fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

Incentive Fee

The incentive fee consists of two components, an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the initial closing date. The income-based incentive fee equals (i) prior to any listing of our shares on a national securities exchange, 100% of the Pre-Incentive Fee Net Investment Income (as defined below) in excess of a 1.5% quarterly “hurdle rate,” until the Advisor has received 10% of the total Pre-Incentive Fee Net Investment Income for that calendar quarter and, for Pre-Incentive Fee Net Investment Income in excess of 1.6667% quarterly, 10% of all remaining Pre- Incentive Fee Net Investment Income for that calendar quarter, and (ii) subsequent to any listing of our shares on a national securities exchange, 100% of the Pre- Incentive Fee Net Investment Income in excess of a 1.5% quarterly “hurdle rate,” until the Advisor has received 15.0% of the total Pre-Incentive Fee Net Investment Income for that calendar quarter and, for Pre-Incentive Fee Net Investment Income in excess of 1.7647% quarterly, 15.0% of all remaining Pre-Incentive Fee Net Investment Income for that calendar quarter. The 100% “catch-up” provision for Pre-Incentive Fee Net Investment Income in excess of the 1.5% “hurdle rate” is intended to provide the Advisor with an incentive fee of (i) prior to any listing of our shares on a national securities exchange, 10% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.6667% in a calendar quarter (6.6667% annualized), and (ii) subsequent to any listing of our shares on a national securities exchange, 15.0% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.7647% in a calendar quarter (7.00588% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to any listing of our shares on a national securities exchange, 10% of any Pre-Incentive Fee Net Investment Income in excess of 1.6667% in any calendar quarter is payable to the Advisor, and (ii) subsequent to any listing of our shares on a national securities exchange, 15.0% of any Pre-Incentive Fee Net Investment Income in excess of 1.7647% in any calendar quarter is payable to the Advisor.

Pre-Incentive Fee Net Investment Income means interest income, fee income, distribution/dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

For the years ended December 31, 2023 and 2022, the Company accrued income-based incentive fees of $2,097,153 and $686,398, respectively. As of December 31, 2023 and 2022, $699,051 and $228,800 of income-based incentive fees accrued were waived pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange and $0 and $21,644 of income-based incentive fees accrued but not paid by the Company were deferred pursuant to the Cumulative Pre-Incentive Fee Net Return limitation and are not currently payable, respectively. The income-based incentive fees that have been waived by the Advisor are not subject to recoupment.

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

For the years ended December 31, 2023 and 2022, $261,684 and $0 of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

For the years ended December 31, 2023 and 2022, the Company recorded expense reimbursements of $568,391 and $388,342, respectively.

Reimbursements made by the Advisor with respect to the Company, with the exception of management fee and incentive fee waivers, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such waivers and/or reimbursements occurred.

For the years ended December 31, 2023 and 2022, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025
March 31, 2023	219,880	—	219,880	March 31, 2026
June 30, 2023	139,229	—	139,229	June 30, 2026
September 30, 2023	82,743	—	82,743	September 30, 2026
December 31, 2023	126,539	—	126,539	December 31, 2026

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

For the years ended December 31, 2023 and 2022 and for the period from Inception to December 31, 2021, the Company recorded an expense relating to trustees’ fees of $160,000, $158,000 and $42,000. As of both December 31, 2023 and 2022, no trustees’ fees were payable to the Company’s trustees.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the years ended December 31, 2023 and 2022, the Company recorded expenses of $322,198 and $140,534, relating to the Administration Agreement, respectivly. As of

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

December 31, 2023 and 2022, $93,007and $51,737 remained payable to Stellus Capital under the Administration Agreement, respectively.

Indemnifications

The Advisory Agreement provides that the Advisor and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Advisor’s and its affiliates services under the Advisory Agreement. Our obligation to provide indemnification under the Advisory Agreement, however, is limited by the 1940 Act and Investment Company Act Release No. 11330, which, among other things, prohibit us from indemnifying any trustee, officer or other individual from any liability resulting directly from the willful misconduct, bad faith, gross negligence in the performance of duties or reckless disregard of applicable obligations and duties of the trustees, officers or other individuals and require us to set forth reasonable and fair means for determining whether indemnification shall be made.

The Company has also entered into indemnification agreements with its trustees. The indemnification agreements are intended to provide the Company’s trustees the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that the Company shall indemnify the trustee who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board and recognized as distribution liabilities on the record date. The Company has historically made quarterly distributions to shareholders and expects to make monthly or quarterly distributions to shareholders in the future. Distributions will be made to shareholders at such times and in such amounts as determined by the Company’s Board. Any distribution to shareholders will be declared out of assets legally available for distribution.

For the years ended December 31, 2023 and 2022, the Company has declared aggregate distributions of $1.82 and $0.87, respectively, per share on its common shares of beneficial interest. The distributions per share on a weighted average share basis in the Consolidated Statement of Operations includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The Company has declared aggregate distributions of $2.69 per share on its common shares of beneficial ownership interest since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)

Fiscal 2022	Various		$0.87
Fiscal 2023
March 14, 2023	March 17, 2023	April 5, 2023	$0.42
June 27, 2023	June 30, 2023	July 5, 2023	$0.44
September 27, 2023	September 29, 2023	October 6, 2023	$0.46
December 26, 2023	December 29, 2023	January 5, 2024	$0.50
Total			$2.69

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

The Company issued 42,109 and 2,950 common shares of beneficial interest through the DRIP for the years ended December 31, 2023 and 2022, respectively.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

On January 31, 2022, the Company completed an initial closing of capital commitments and received an aggregate capital commitment of $226,687,500. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 for total aggregate proceeds of $35,000,000. As of December 31, 2023, the Company had $246,487,500 in capital commitments, of which $141,687,500 remain undrawn.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

As of December 31, 2023, the Company has issued a total of 7,102,136 common shares of beneficial interest in connection with draw downs of $90,000,000 of outstanding capital commitments, share purchases of $14,800,000 from investors through an immediate share issuance subscription agreement, and $667,007 from dividend reinvestments for total contributed capital of $105,414,053.

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507	14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000	15.10
Total		7,102,136	$105,414,053	$52,954	$105,467,007
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2023 and 2022, in the amount of $585,938 and $388,214, respectively, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share of beneficial interest for the years ended December 31, 2023, 2022, and 2021.

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net increase (decrease) in net assets resulting from operations	$15,454,039	$3,681,779		$(532,845)
Weighted average common shares of beneficial interest	6,273,882	3,869,643		N/A
Net increase in net assets from operations per share	$2.46	$0.95	$	N/A

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

December 31, 2023

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

At December 31, 2023, the Company had investments in 39 portfolio companies. The total cost and fair value of the investments were $206,513,758, and $208,574,078, respectively. The composition of our investments as of December 31, 2023 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$197,028,209	$197,292,058
Unsecured Debt	17,417	17,730
Equity	9,468,132	11,264,290
Total Investments	$206,513,758	$208,574,078
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 4.8% of our portfolio at fair value.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2023 and 2022, the Company had 31 and 22, respectively, of such investments with aggregate unfunded commitments of $49,348,063 and $36,293,611, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2023 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$197,292,058	$197,292,058
Unsecured Debt	—	—	17,730	17,730
Equity	—	—	11,264,290	11,264,290
Total Investments	$—	$—	$208,574,078	$208,574,078

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The aggregate values of Level 3 portfolio investments change during the year ended December 31, 2023 were as follows:

	Senior Secured
	Loans-First
	Lien	Unsecured	Equity	Total
Fair value at December 31, 2022	$152,257,418	$—	$5,247,337	$157,504,755
Purchases of investments	84,421,200	17,418	4,883,983	89,322,601
Payment-in-kind interest	129,990	—	—	129,990
Sales and Redemptions	(40,851,030)	—	(1,453,664)	(42,304,694)
Realized gain on investment	—	—	841,075	841,075
Change in unrealized appreciation on investments included in earnings	832,371	(175)	1,734,327	2,566,523
Change in unrealized appreciation on foreign currency translation included in earnings	—	487	11,232	11,719
Amortization of premium and accretion of discount, net	502,109	—	—	502,109
Fair value at December 31, 2023	$197,292,058	$17,730	$11,264,290	$208,574,078

There were no Level 3 transfers during the year ended December 31, 2023.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Florida	$47,985,943	$47,412,096	22.72%
Texas	37,133,239	38,033,969	18.23%
New York	23,622,043	24,424,604	11.71%
Illinois	14,285,952	14,304,158	6.86%
United Kingdom	11,476,203	11,470,576	5.50%
California	10,179,477	10,199,429	4.89%
Colorado	9,060,354	9,107,041	4.37%
Washington	7,270,793	7,348,686	3.52%
Wisconsin	6,519,665	6,860,626	3.29%
Arizona	6,441,865	6,672,848	3.20%
Indiana	6,334,763	6,447,480	3.09%
Maryland	5,783,110	5,666,693	2.72%
Michigan	4,924,682	4,955,289	2.38%
Tennessee	4,215,598	4,210,505	2.02%
Idaho	3,740,650	3,769,183	1.81%
Pennsylvania	3,588,298	3,676,646	1.76%
South Carolina	2,269,766	2,334,881	1.12%
Louisiana	1,681,357	1,679,368	0.81%
	$206,513,758	$208,574,078	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$41,689,874	$41,670,626	26.46%
Florida	25,824,710	25,639,155	16.28%
New York	23,971,538	23,990,132	15.23%
Illinois	13,199,633	12,899,144	8.19%
United Kingdom	9,977,695	9,971,437	6.33%
Michigan	9,492,362	9,607,593	6.10%
Washington	6,892,968	6,750,961	4.29%
Indiana	6,384,015	6,339,226	4.02%
Maryland	6,094,066	5,955,848	3.78%
Arizona	5,161,586	5,259,750	3.34%
Wisconsin	4,940,698	5,031,797	3.19%
Idaho	4,393,532	4,389,086	2.79%
	$158,022,677	$157,504,755	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$40,324,028	$40,933,710	19.62%
High Tech Industries	36,937,023	37,606,799	18.02%
Consumer Goods: Non-Durable	18,332,366	18,997,773	9.11%
Healthcare & Pharmaceuticals	17,181,920	17,426,668	8.36%
Capital Equipment	14,900,292	15,394,271	7.38%
Media: Diversified & Production	11,476,203	11,470,576	5.50%
Services: Consumer	11,346,137	10,675,477	5.12%
Consumer Goods: Durable	10,204,075	10,252,213	4.92%
Environmental Industries	10,195,954	10,197,506	4.89%
Construction & Building	9,444,618	9,532,534	4.57%
Media: Advertising, Printing & Publishing	8,754,958	8,754,027	4.20%
Chemicals, Plastics, & Rubber	8,137,920	8,064,517	3.87%
Media: Broadcasting & Subscription	5,062,666	5,057,502	2.42%
Beverage, Food, & Tobacco	4,215,598	4,210,505	2.02%
	$206,513,758	$208,574,078	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$35,188,973	$35,046,444	22.25%
Capital Equipment	20,713,352	20,768,686	13.19%
Consumer Goods: Non-Durable	18,553,695	18,514,476	11.75%
Consumer Goods: Durable	13,741,132	13,680,426	8.69%
Media: Diversified & Production	9,977,695	9,971,437	6.33%
Healthcare & Pharmaceuticals	9,866,275	9,866,275	6.26%
Automotive	9,492,362	9,607,593	6.10%
High Tech Industries	8,455,439	8,399,480	5.33%
Chemicals, Plastics, & Rubber	7,490,771	7,351,701	4.67%
Construction & Building	7,348,309	7,195,856	4.57%
Retail	5,327,376	5,291,147	3.36%
Media: Broadcasting & Subscription	4,614,114	4,614,114	2.93%
Software	4,165,162	4,140,506	2.63%
Services: Consumer	3,088,022	3,056,614	1.94%
	$158,022,677	$157,504,755	100.00%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$197,292,058	Income/Market	HY credit spreads,	-2.08% to 8.11% (-0.44%)
		approach(2)	Risk free rates	-0.66% to 2.03% (0.22%)
			Market multiples	6.6x to 22.5x (11.3x)(4)

Unsecured debt	$17,730	Recent transaction	Transaction price	0.00% to 0.00% (0.00%)

Equity investments	$11,264,290	Market approach(5)	Underwriting multiple/
			EBITDA multiple	5.2x to 20.1x (11.4x)
	$208,574,078
(1)	Weighted average based on fair value as of December 31, 2023.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed, and the valuation date ranged from -2.08% (-228 basis points) to 8.11% (811 basis points). The average of all changes was -0.44% (-44 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2022:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$152,257,418	Income/Market	HY credit spreads,	-0.09% to 1.72% (1.06%)
		approach(2)	Risk free rates	0.63% to 2.87% (1.47%)
			Market multiples	5.2x to 15.1x (10.0x)(4)

Equity investments	$5,247,337	Market approach(5)	Underwriting multiple/
			EBITDA multiple	5.5x to 22.1x (10.4x)
	$157,504,755
(1)	Weighted average based on fair value as of December 31, 2022.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed, and the valuation date ranged from -0.09% (-9 basis points) to 1.72% (172 basis points). The average of all changes was 1.06% (106 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

As of December 31, 2023 and 2022, the Company had $49,348,063 and $36,293,611, respectively, in unfunded debt commitments to 31 and 22 existing portfolio companies, respectively. As of December 31, 2023, we maintained sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 8 — FINANCIAL HIGHLIGHTS

			For the period from
	For the		Commencement of
	year ended		Operations through
	December 31, 2023		December 31, 2022
Per Share Data:(1)
Net asset value at beginning of period	$14.64		$14.77
Net investment income	1.96		1.08
Change in unrealized appreciation (depreciation) on investments	0.40		(0.14)
Change in unrealized appreciation on foreign currency translations	—		0.01
Net realized gain	0.14		—
Provision for taxes on realized gains	(0.02)		—
Provision for taxes on net unrealized appreciation on investments	(0.02)		—
Total from operations	$2.46		$0.95
Stockholder distributions from:
Net investment income	(1.88)		(1.11)
Other(3)	(0.01)		0.03
Net asset value at end of period	$15.21		$14.64
Total return based on market value(4)	16.73%		6.60%
Weighted average shares outstanding	6,273,882		3,869,643
Ratio/Supplemental Data:
Net assets at end of period	$108,022,022		$80,262,957
Weighted average net assets	$93,770,730		$57,527,650
Annualized ratio of net operating expenses to weighted average net assets(5)(6)	11.95%		6.87	%(7)
Annualized ratio of interest expense and other fees to weighted average net assets	8.77%		4.39	%(7)
Annualized ratio of net investment income to weighted average net assets(5)(6)	13.14%		4.50	%(7)
Portfolio turnover(8)	22.70%		13.88%
Credit Facilities payable	$98,000,000		$80,615,000
Short-term loan payable	$—		$11,250,000
Asset coverage ratio(9)	2.10	x	2.00	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	Net asset value at beginning of period for the period from Commencement of Operations through December 31, 2022 represents an initial offering price of $15.00 per share less $0.23 per share of organization costs.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(5)	Net of 4.37% and 3.75% from expenses reimbursed and fees waived by the Advisor for each respective period.
(6)	These ratios include the impact of income tax provision on net unrealized appreciation in the Taxable Subsidiary of $167,865 for the year ended December 31, 2023 which is not reflected in total operating expenses or net investment income. The impact of the tax provision on net unrealized appreciation to weighted average net assets for the year ended December 31, 2023 is (0.18%).
(7)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., organization costs of $3,534 for the period from Commencement of Operations through December 31, 2022).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(8)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(9)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

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

As of December 31, 2022, $80,615,000 was outstanding under the Commitment Facility. The carrying amount of the amount outstanding under the Commitment Facility approximates its fair value. The fair value of the Commitment Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Commitment Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company incurred costs of $627,276 in connection with the Commitment Facility, which were amortized over the life of the facility. All amounts borrowed under the Commitment Facility matured on December 31, 2023, and all principal, accrued and unpaid interest thereunder was paid on December 22, 2023. As of December 31, 2022, $44,678 of such prepaid loan structure fees had yet to be amortized. These prepaid loan structure fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the Commitment Facility payable.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The following is a summary of the Commitment Facility, net of prepaid loan structure fees:

	December 31, 2023	December 31, 2022
Commitment Facility payable	$—	$80,615,000
Prepaid loan structure fees	—	(44,678)
Commitment Facility payable, net of prepaid loan structure fees	$—	$80,570,322

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the years ended December 31, 2023 and 2022:

		Year Ended
		December 31, 2023	December 31, 2022
Interest expense		$3,238,826	$753,479
Loan structure fees amortization		220,496	277,004
Total interest and other fees		$3,459,322	$1,030,483
Weighted average interest rate	%	7.0%	4.1	%(1)
Effective interest rate (including fee amortization)%		7.5%	5.5	%(1)
Average debt outstanding		$46,230,110	28,025,475	(1)
Cash paid for interest and unused fees		$3,654,730	$539,122
(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through December 31, 2022.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2023 and December 31, 2022, the Company was in compliance with these covenants.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

As of December 31, 2023 and December 31, 2022, there was $98,000,000 and $0, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,405,961 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of December 31, 2023 and December 31, 2022, $968,483 and $1,122,188 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	December 31, 2023	December 31, 2022
Credit Facility payable	$98,000,000	$—
Prepaid loan structure fees	(968,483)	(1,122,188)
Credit Facility payable, net of prepaid loan structure fees	$97,031,517	$(1,122,188)

Interest is paid monthly or quarterly in arrears based on the interest rate option selected. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Interest expense	$4,398,388	$1,987
Loan structure fees amortization	365,631	537
Total interest and other fees	$4,764,019	$2,524
Weighted average interest rate	8.8%	92.4	%(1)
Effective interest rate (including fee amortization)	9.6%	117.4	%(1)
Average debt outstanding	$49,869,315	$785,000	(1)
Cash paid for interest and unused fees	$4,174,458	$—
(1)	Calculated for the period from September 30, 2022, the date of the Credit Facility, through December 31, 2022.

NOTE 10 — INCOME TAXES

As of December 31, 2023, the Company had $1,163,598 and $277,935 of undistributed ordinary income.(1) Undistributed capital gains and undistributed qualified dividends were $372,588 and $0 for the years ended December 31, 2023. Undistributed capital gains and undistributed qualified dividends were both $0 for the year ended December 31, 2022. All of the undistributed ordinary income as of December 31, 2023 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2024. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $182,489 and $7,471 in current tax provisions related to federal and state income taxes and federal excise taxes for the tax years ended December 31, 2023 and 2022, respectively. See Note 1 for further discussion of tax expense in each year.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character of distributions paid in the years ended December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Ordinary income	$11,768,088	$4,279,870
Total distributions paid to common stockholders	$11,768,088	$4,279,870
(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Net increase in net assets resulting from operations (includes net investment income, realized gain (loss), unrealized appreciation (depreciation) and taxes)	$15,454,039	$3,681,779
Net change in unrealized (appreciation) depreciation	(2,578,242)	517,922
Income tax provision	355,778	—
Pre-tax (income) expense, (gain) loss reported at Taxable Subsidiary, not consolidated for tax purposes	(597,456)	35,596
Long term capital loss carryover	—	—
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	392,220	322,508
Estimated taxable income	$13,026,339	$4,557,805
Taxable income earned in prior year and carried forward for distribution in current year	277,935	—
Taxable income earned prior to period end and carried forward	(1,536,186)	(277,935)
Total distributions accrued or paid to common stockholders	$11,768,088	$4,279,870

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for U.S. federal income tax purposes as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Aggregate cost of portfolio company securities	$206,513,758	$158,022,677
Gross unrealized appreciation of portfolio company securities	3,462,958	550,229
Gross unrealized depreciation of portfolio company securities	(1,435,318)	(1,089,112)
Gross unrealized appreciation on foreign currency translation	32,680	20,961
Aggregate fair value of portfolio company securities	$208,574,078	$157,504,755

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

As of December 31, 2023, the Taxable Subsidiaries had unrealized gains in investments creating a net deferred tax liability equal to $167,865 as reflected below.

December 31, 2023
Deferred tax asset	$—
Deferred tax liability	$167,865
Total deferred tax asset (liability) before valuation allowance	$167,865
Deferred tax valuation allowance	$—
Net Deferred Tax Asset (Liability)	$167,865

The Company has recorded a tax reclassification of stockholders’ equity in accordance with U.S. GAAP to reduce paid-in capital and increases distributable earnings (increasing accumulated undistributed investment income) for book to tax differences that it has determined to be permanent. For the years ended December 31, 2023 and 2022, this reclassification was $197,724 and $388,214, respectively. The total adjustment on the Statement of Assets and Liabilities as of December 31, 2023 and 2022 was $585,938 and $388,214, respectively. There was no such adjustment as of December 31, 2021.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2022 and 2021 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 11 — SENIOR SECURITIES

Information about the Company’s senior securities is shown in the following table for the years ended December 31, 2023 and 2022.

	Outstanding		Involuntary
	Exclusive of	Asset	Liquidating	Average
	Treasury	Coverage per	Preference	Market Value
Class and Year	Securities(1)	Unit(2)	per Unit(3)	per Unit(4)

	(In thousands, except per unit amounts)
Commitment Facility(5)
Year ended December 31, 2022	$80,615	$2,000	—	N/A
Credit Facility
Year ended December 31, 2022	$—	$2,000	—	N/A
Year ended December 31, 2023	$98,000	$2,100	—	N/A
(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Average market value per unit for our Commitment Facility and Credit Facility are not applicable as these are not registered for public trading.
(5)	All amounts borrowed under the Commitment Facility matured on December 31, 2023, and all principal and accrued and unpaid interest thereunder was paid on December 22, 2023.

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	January 9, 2024	Morgan Electrical Group Intermediate Holdings, Inc.*	Provider of commercial electrical services	$12,854	Senior Secured – First Lien
Add-On Investment	January 12, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$28,813	Equity
Add-On Investment	January 31, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$12,637	Equity
Add-On Investment	February 28, 2024	Monitorus Holding, LLC*	Provider of media monitoring and evaluation services	$38,984	Unsecured Convertible Bond
New Investment	March 11, 2024	Exec Connect Intermediate LLC	Facilitator of executive-level in-person events and remote peer-to-peer industry insights	$1,746,286	Senior Secured – First Lien
				$254,005	Delayed Draw Term Loan Commitment
				$158,753	Revolver Commitment
				$77,109	Equity
New Investment	March 11, 2024	Titan Meter Bidco Corp.	Provider of liquid metering products and integrated solutions to the energy infrastructure sector	$7,696,671	Senior Secured – First Lien
				$810,176	Revolver Commitment
				$395,667	Equity

The Company realized the following portfolio company subsequent to December 31, 2023:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	January 8, 2024	Peltram Plumbing Holdings, LLC*	Provider of plumbing solutions.	$6,818,700	Senior Secured – First Lien

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Credit Facility

As of March 11, 2024, the outstanding balance under the Credit Facility was $103,700,000.

Sale of Unregistered Securities

Since December 31, 2023, the Company sold 191,580 common shares of beneficial interest at a price of $15.21 per share for aggregate proceeds of $2,913,922, which included $11,078 of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Since December 31, 2023, the Company also issued 23,386 common shares of beneficial interest for aggregate proceeds of $354,236 under the DRIP.

Dividend Declared

On January 13, 2024, our Board declared a regular monthly distribution for each of January, February and March 2024 as follows

Stellus Private Credit BDC	Record	Payment	Amount per
Declared	Date	Date	Share
1/13/2024	1/15/2024	1/31/2024	$0.1666
1/13/2024	2/1/2024	2/29/2024	$0.1666
1/13/2024	3/1/2024	3/29/2024	$0.1666

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the calendar year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2023, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Trustees

Name, Address and Age(1)	Position(s) held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Trustee	Other Trusteeships or Directorships Held by Trustee
Independent Trustees
J. Tim Arnoult, 74	Trustee	Retired	Trustee since 2021	2	Stellus Capital Investment Corporation(4)
Bruce R. Bilger, 72	Trustee	Retired; Senior Advisor, Lazard Freres & Co. LLC (through 2018)	Trustee since 2021	2	Stellus Capital Investment Corporation
William C. Repko, 74	Trustee	Retired	Trustee since 2021	2	Stellus Capital Investment Corporation Danaos Corporation
Interested Trustees(5)
Dean D’Angelo, 56	Trustee	Founding partner, SCM; Co-Head of SCM’s Private Credit strategy; Member of SCM investment committee	Trustee since 2021	2	Stellus Capital Investment Corporation
Robert T. Ladd, 67	Chairman, Chief Executive Officer, President and Trustee	Chairman of the Board, Chief Executive Officer and President of the Company; Chairman of the Board, Chief Executive Officer and President of SCIC; Managing Partner and Chief Investment Officer of SCM.	Trustee since 2021	2	Stellus Capital Investment Corporation Rice University Rice Management Company

(1) The address for each of our trustees is c/o Stellus Private Credit BDC, 4400 Post Oak Parkway, Suite 2200, Houston, Texas 77027.

(2) Each trustee will hold office until his or her successor is duly elected and qualified.

(3) The term “Fund Complex” refers to (a) the Company and (b) Stellus Capital Investment Corporation (“SCIC”), a business development company (“BDC”) whose adviser, Stellus Capital Management, LLC (“SCM”), is the majority-owner of our Advisor. trustees and officers who oversee the funds in the Fund Complex are noted.

(4) Stellus Capital Investment Corporation shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

(5) “Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. D’Angelo is an “interested person” because of his affiliation with SCM. Mr. Ladd is an “interested person” because of his affiliation with the Company and SCM.

Executive Officers Who Are Not Directors

The following information regarding the executive officers who are not trustees:

Name	Age	Position	Officer Since
W. Todd Huskinson	59	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2021

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

Executive Officers Who Are Not Trustees

W. Todd Huskinson has served as our Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary since 2021. Mr. Huskinson has also served as the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Stellus Capital Investment Corporation since 2012. Mr. Huskinson is the Chief Compliance Officer and Chief Financial Officer of the Advisor and Stellus Capital Management. Additionally, Mr. Huskinson is a founding partner of Stellus Capital Management. He has over 34 years of experience in finance, accounting and operations. From August 2005 to January 2012, Mr. Huskinson was a director in the D. E. Shaw group’s Direct Capital Group, a global investment and technology development firm. Prior to joining the D. E. Shaw group, Mr. Huskinson was a Managing Director at BearingPoint (formerly KPMG Consulting), a management consulting firm, where he led the Houston office’s middle-market management consulting practice from July 2002 to July 2005. Prior to BearingPoint, Mr. Huskinson was a partner of Arthur Andersen, LLP, an accounting firm, where he served clients in the audit, corporate finance and consulting practices from December 1987 to June 2002. Mr. Huskinson received a B.B.A in accounting from Texas A&M University and is a certified public accountant.

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

Board and Committee Meetings

Our Board met six times during 2023. Each trustee attended at least 75% of the total number of meetings of the Board and committee on which the trustee served that were held while the trustee was a member. The Board has established an Audit Committee and may establish additional committees in the future.We require each trustee to make a diligent effort to attend all Board and committee meetings.

Audit Committee

The Audit Committee is currently composed of all of the Independent Trustees. Mr. Arnoult serves as Chairman of the Audit Committee. The Board has determined that Mr. Arnoult is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Messrs. Arnoult, Bilger, and Repko meet the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting our independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual audited financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the our audit reports and financial statements. The Audit Committee met five times during 2023.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K thereunder require that our trustees and executive officers, and any persons holding more than 10% of any class of our equity securities, report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, trustees and greater than 10% beneficial owners, we believe that during fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to the executive officers, trustees and stockholders were timely satisfied,

Insider Trading Policy

The Company adopted Insider Trading Policy, governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees, that is designed to promote compliance with insider trading laws, rules, and regulations.

Item 11. Executive Compensation

None of our officers receive direct compensation from us. We have agreed to reimburse the Administrator for its allocable portion of the compensation paid to or compensatory distributions received by our Chief Compliance Officer and Chief Financial Officer, and any of his staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any. In addition, to the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions at cost. We will agree to reimburse the Administrator for its allocable portion of the compensation of any personnel that it provides for use by us.

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

The table below sets forth the compensation received by each trustee from us and the Fund Complex for service during the fiscal year ended December 31, 2023:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
J. Tim Arnoult	$60,000	$60,000	$187,844
Bruce R. Bilger	50,000	50,000	194,156
William C. Repko	50,000	50,000	184,000

Compensation Committee

We currently do not have a compensation committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2023 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 11, 2024, the beneficial ownership of each current trustee, executive officer, each person known to us to beneficially own 5% or more of the outstanding common share of beneficial interest and the executive officers and trustees as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 11, 2024 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Percentage of ownership is based on 7,317,102 Common Shares outstanding as of March 11, 2024.

Unless otherwise indicated, to our knowledge, each shareholder listed below has sole voting and investment power with respect to the shares beneficially owned by the shareholder, except to the extent authority is shared by their spouses under applicable law. Unless otherwise indicated, the address of all executive officers and trustees is c/o Stellus Private Credit BDC, 4400 Post Oak Parkway, Suite 2200, Houston, Texas 77027.

Our directors are divided into two groups - Interested Trustees and Independent Trustees. Interested trustees are “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class
Interested Trustees
Robert T. Ladd	19,483	*
Dean D'Angelo	13,494	*
Independent Trustees
J. Tim Arnoult	—	—
Bruce R. Bilger	—	—
William C. Repko	6,651	*
Executive Officers
W. Todd Huskinson	2,751	*
Executive officers and trustees as a group (6 persons)	42,379	*
5% Holders
Cliffwater Corporate Lending Fund (“CCLF”)(2)	1,151,218	15.73%
Cliffwater Enhanced Lending Fund (“CELF”)(3)	575,609	7.87%
New York State Nurses Pension Plan (4)	710,774	9.71%
Shotfut Ashrai Lo Sachir – Phoenix Amitim(5)	1,812,476	24.77%
Legacy Knight Strategic Opportunities Fund – SCM Series(6)	852,930	11.66%
Selective Insurance Company of America(7)	426,464	5.83%

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

(2) The address of CCLF is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, WI 53212

(3) The address of CELF is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, WI 53212

(4) The address of the New York State Nurses Pension Plan is 3 Pine West Plaza Washington Ave Ex, Albany, New York 12205.

(5) The address of Shotfut Ashrai Lo Sachir – Phoenix Amitim is 53 Derech Hashalom, Givataym, Israel 53454.

(6) The address of Legacy Knight Strategic Opportunities Fund – SCM Series is 2525 Knight Street, Suite 275, Dallas, TX 75219

(7) The address of Selective Insurance Company of America is 40 Wantage Avenue, Branchville, NJ 07890.

The following table sets forth, as of March 11, 2024, the dollar range of our securities owned by our trustees and executive officers of the Fund Complex. For the purposes of this Proxy Statement, the term “Fund Complex” is defined to include the Company and Stellus Capital Investment Corporation.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)(4)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Trustee:
Robert T. Ladd	over $100,000	over $100,000
Dean D’Angelo	over $100,000	over $100,000
Independent Trustee:
J. Tim Arnoult	None	over $100,000
Bruce R. Bilger	None	over $100,000
William C. Repko	over $100,000	over $100,000
Executive Officers:
W. Todd Huskinson	$10,001 - $50,000	over $100,000
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934, as amended.
(2)The dollar range of the equity securities beneficially owned is based on the product obtained by multiplying the current net offering price of our Common Shares times the number of our Common Shares beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by our trustees and officers, if applicable, is the sum of (a) the total dollar range of our equity securities beneficially owned and (b) the closing price per share of Stellus Capital Investment Corporation’s common stock of  $12.99 on March 8, 2024 on the New York Stock Exchange (“NYSE”).
(4)The dollar ranges of equity securities beneficially owned are: none; $1 - $10,000; $10,001 - $50,000; $50,001 - $100,000; and over $100,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act generally restricts our ability to participate in transactions with persons affiliated with us, including our officers, trustees and employees and any person controlling or under common control with us.

We have entered into an investment advisory agreement with the Advisor and an administration agreement with the Administrator. Pursuant to the investment advisory agreement, we have agreed to pay to the Advisor a management fee and incentive fee.

Messrs. Ladd and D’Angelo, each an interested member of our Board, and Mr. Huskinson, our Chief Financial Officer and Chief Compliance Officer, have a direct or indirect pecuniary interest in the Administrator and the majority owner of the Advisor indirectly through their ownership of Stellus Capital Management.

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

In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, our officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, us, companies controlled by us and our employees and trustees.

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

Trustee Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or any of our affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each trustee, or any of his or her family members, and us, the Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Arnoult, Bilger, and Repko qualify as independent trustees. Each trustee who serves on the Audit Committee is an independent trustee for purposes of Rule 10A-3 under the Exchange Act.

Item 14. Principal Accountant’s Fees and Services

The following aggregate fees by Grant Thornton LLP were billed to us for work attributable to audit, tax and other services for the years ended December 31, 2023 and 2022.

	For the	For the
	year ended	year ended
	December 31, 2023	December 31, 2022
Audit Fees	$247,333	$244,860
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$247,333	$244,860

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval at the first Audit Committee meeting of the year must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the period February 1, 2022 (commencement of operations) through December 31, 2023, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, Dallas, Texas, PCAOB ID 248)	86
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	87
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 and for the period from December 7, 2021 (Inception) to December 31, 2021	88
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022 and for the period from December 7, 2021 (Inception) to December 31, 2021	89
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and for the period from December 7, 2021 (Inception) to December 31, 2021	90
Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022	91
Notes to Consolidated Financial Statements	102

Exhibit Number	Description
3.1	Form of Amended and Restated Declaration of Trust, Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
3.2	Form of Bylaws, Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
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

10.8	First Amendment to Revolving Credit and Security Agreement, dated as of May 5, 2022, by and between Stellus Private Credit BDC and Signature Bank as lender
10.9

Second Amendment to Revolving Credit and Security Agreement by and between the Company, as the borrower and Signature Bank (“Signature Bank”), as the lender, Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56378), filed with the SEC on June 21, 2022

10.10	Third Amendment to Revolving Credit and Security Agreement, dated as of July 19, 2022, by and between Stellus Private Credit BDC and Signature Bank as lender
10.11	Fourth Amendment to Revolving Credit and Security Agreement, dated as of September 7, 2022, by and between Stellus Private Credit BDC and Signature Bank as lender
10.12	Fifth Amendment to Revolving Credit and Security Agreement, dated as of February 1, 2023, by and between Stellus Private Credit BDC and Signature Bank as lender
10.13	Form of Custodian Agreement, Incorporated by reference to Exhibit 10.6 to the Registrant’s Amended Registration Statement on Form 10 (File No. 000 56378), filed on February 16, 2022
10.14	Waiver Letter to Investment Advisory Agreement, dated as of January 7, 2022, by and between Stellus Private Credit BDC and Stellus Private Advisor, LLC
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant and jurisdiction of incorporation/organization: PBDC Consolidated Blocker, LLC – Delaware

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLUS PRIVATE CREDIT BDC

Dated: March 11, 2024	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer, President and Chairman of the Board of Trustees

Dated: March 11, 2024	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Dated: March 11, 2024	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer, President and Chairman of the Board of Trustees

Dated: March 11, 2024	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Dated: March 11, 2024	By:	/s/ Dean D’Angelo
		Name:	Dean D’Angelo
		Title:	Trustee

Dated: March 11, 2024	By:	/s/ J. Tim Arnoult
		Name:	J. Tim Arnoult
		Title:	Trustee

Dated: March 11, 2024	By:	/s/ Bruce R. Bilger
		Name:	Bruce R. Bilger
		Title:	Trustee

Dated: March 11, 2024	By:	/s/ William C. Repko
		Name:	William C. Repko
		Title:	Trustee