Form 10-Q
period 2024-03-31
Stellus Private Credit BDC
filed 2024-05-10
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, par value $0.01 per share, outstanding as of May 10, 2024 was 7,784,484.

STELLUS PRIVATE CREDIT BDC

i

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024
	(unaudited)	December 31, 2023
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $213,929,910 and $206,513,758, respectively)	$216,314,810	$208,574,078
Cash and cash equivalents	297,635	593,685
Interest receivable	1,856,236	1,495,581
Expense reimbursement receivable from the Advisor (Note 2)	197,775	126,539
Deferred offering costs	72,876	72,875
Related party receivable	36,625	162,455
Prepaid expenses	132,405	127,019
Receivable for sales and repayments of investments	121,176	71,105
Total Assets	$219,029,538	$211,223,337
LIABILITIES
Credit Facilities payable	$104,425,625	$97,031,517
Dividends payable	—	3,551,068
Unearned revenue	784,484	897,538
Income incentive fee payable	407,007	439,854
Capital gains incentive fee payable	299,574	261,684
Interest payable	348,640	367,093
Administrative services payable	118,005	124,958
Income tax payable	149,085	182,489
Deferred tax liability	121,980	167,865
Other accrued expenses and liabilities	127,817	177,249
Total Liabilities	$106,782,217	$103,201,315
Commitments and contingencies (Note 7)
Net Assets	$112,247,321	$108,022,022
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 7,358,038 and 7,102,136 issued and outstanding, respectively)	$73,580	$71,021
Paid-in capital	108,711,728	104,810,048
Total distributable earnings	3,462,013	3,140,953
Net Assets	$112,247,321	$108,022,022
Total Liabilities and Net Assets	$219,029,538	$211,223,337
Net Asset Value Per Share	$15.26	$15.21

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
INVESTMENT INCOME
Interest income	$6,309,381	$4,731,952
Other income	109,596	176,069
Total Investment Income	$6,418,977	$4,908,021
OPERATING EXPENSES
Management fees	$800,654	$601,839
Income incentive fees	598,401	439,666
Capital gains incentive fee	37,891	—
Professional fees	196,911	211,808
Organization costs	—	1,000
Amortization of deferred offering costs	46,728	57,623
Administrative services expenses	121,777	93,760
Trustees' fees	40,000	40,000
Insurance expense	20,196	20,084
Valuation fees	27,159	17,659
Interest expense and other fees	2,110,119	1,703,503
Income tax expense	21,589	7,835
Other general and administrative expenses	42,933	43,520
Total Operating Expenses	$4,064,358	$3,238,297
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	$(1,197,896)	$(968,275)
Net Operating Expenses	$2,866,462	$2,270,022
Net Investment Income	$3,552,515	$2,637,999
Net realized gain on foreign currency translation	$8,442	$3,475
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	333,461	(72,026)
Net change in unrealized (depreciation) appreciation on foreign currency translations	(8,881)	6,220
Benefit for taxes on net unrealized loss on investments	45,885	—
Net Increase in Net Assets Resulting from Operations	$3,931,422	$2,575,668
Net Investment Income Per Share – basic and diluted	$0.49	$0.48
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.54	$0.47
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	7,227,206	5,501,765
Distributions Per Share – basic and diluted	$0.50	$0.42

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	(loss) gain	Net Assets
Balances at December 31, 2022	5,483,433	$54,834	$80,950,845	$(742,722)	$80,262,957
Net investment income	—	—	—	2,637,999	2,637,999
Net realized gain on foreign currency translation	—	—	—	3,475	3,475
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(72,026)	(72,026)
Net change in unrealized appreciation on foreign currency translations	—	—	—	6,220	6,220
Distributions from net investment income	—	—	—	(2,306,409)	(2,306,409)
Issuance of common shares of beneficial interest	349,546	3,496	5,115,958	—	5,119,454
Balances at March 31, 2023	5,832,979	$58,330	$86,066,803	$(473,463)	$85,651,670

Balances at December 31, 2023	7,102,136	$71,021	$104,810,048	$3,140,953	$108,022,022
Net investment income	—	—	—	3,552,515	3,552,515
Net realized gain on foreign currency translation	—	—	—	8,442	8,442
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	333,461	333,461
Net change in unrealized depreciation on foreign currency translations	—	—	—	(8,881)	(8,881)
Benefit for taxes on net unrealized loss on investments	—	—	—	45,885	45,885
Distributions from net investment income	—	—	—	(3,610,362)	(3,610,362)
Issuance of common shares of beneficial interest	255,902	2,559	3,901,680	—	3,904,239
Balances at March 31, 2024	7,358,038	$73,580	$108,711,728	$3,462,013	$112,247,321

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$3,931,422	$2,575,668
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(16,534,629)	(17,104,559)
Proceeds from sales and repayments of investments	9,368,480	9,823,196
Net change in unrealized (appreciation) depreciation on investments	(333,461)	72,026
Net change in unrealized depreciation (appreciation) foreign currency translations	8,881	(6,220)
Increase in investments due to PIK	(159,943)	—
Amortization of premium and accretion of discount, net	(140,131)	(106,212)
Deferred tax benefit	(45,885)	—
Amortization of loan structure fees	94,108	156,894
Amortization of deferred offering costs	46,728	57,623
Changes in other assets and liabilities
Increase in interest receivable	(360,655)	(230,621)
Increase in other receivable	—	(16,200)
Decrease (increase) in related party receivable	125,830	(49,651)
Increase in expense reimbursements receivable from the Advisor	(71,236)	(198,636)
(Increase) decrease in prepaid expenses	(5,386)	36,509
Increase in related party payable	—	5,000,000
(Decrease) increase in administrative services payable	(6,953)	74,458
(Decrease) increase in interest payable	(18,453)	105,780
(Decrease) increase in income incentive fees payable	(32,847)	293,110
Increase in capital gains incentive fees payable	37,890	—
Decrease in unearned revenue	(113,054)	(4,408)
(Decrease) increase in income tax payable	(33,404)	7,835
(Decrease) increase in other accrued expenses and liabilities	(49,432)	67,928
Net Cash (Used) Provided in Operating Activities	$(4,292,130)	$554,520
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$3,904,239	$5,119,454
Offering costs paid for common shares of beneficial interest issued	(46,729)	(96,872)
Stockholder distributions paid	(7,161,430)	(1,809,533)
Borrowings under Credit Facilities	20,400,000	49,500,000
Repayments of Credit Facilities	(13,100,000)	(54,115,000)
Financing costs paid on Credit Facilities	—	(182,195)
Short-term loan repayments	—	(6,750,000)
Net Cash Provided (Used) by Financing Activities	$3,996,080	$(8,334,146)
Net Decrease in Cash and Cash Equivalents	$(296,050)	$(7,779,626)
Cash and Cash Equivalents Balance at Beginning of Period	593,685	15,469,823
Cash and Cash Equivalents Balance at End of Period	$297,635	$7,690,197
Supplemental and Non-Cash Activities
Cash paid for interest expense	$2,034,464	$1,440,829
Income and excise tax paid	54,993	—
Increase in deferred offering costs	—	39,249
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	354,239	119,453
(Decrease) increase in dividends payable	(3,551,068)	496,876

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.81%		6/5/2023	6/5/2028	Services: Business	$2,492,933	$2,438,339	$2,480,468	2.21%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.81%		10/31/2023	6/5/2028		$656,472	$642,497	$653,190	0.58%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	503,611	581,823	0.52%
Total											$3,584,447	$3,715,481	3.31%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	11.32%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$5,705,021	$5,596,487	$5,647,971	5.03%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	455,100	0.41%
Total											$6,033,493	$6,103,071	5.44%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.56%		3/31/2023	3/31/2028	Capital Equipment	$3,698,984	$3,620,849	$3,698,984	3.30%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.56%		3/31/2023	3/31/2028		482,132	476,201	482,132	0.43%
AR-USA Holdings, LLC Class A Units		Equity					3/31/2023			91	91,031	142,288	0.13%
Total											$4,188,081	$4,323,404	3.86%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	10.62%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,096,787	$6,979,911	$7,025,819	6.27%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	11.24%		12/5/2023	7/1/2029		$1,149,584	$1,127,565	$1,138,088	1.01%
Ishtar Co-Invest-B LP Partnership Interests		Equity					7/1/2022			298,251	164,180	799,139	0.71%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	85,213	228,323	0.20%
Total											$8,356,869	$9,191,369	8.19%
Archer Systems, LLC									Houston, TX
CF Arch Holdings LLC Class A Units		Equity					8/10/2022		Services: Business	496,967	496,967	848,305	0.76%
Total											$496,967	$848,305	0.76%
Axis Portable Air, LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.21%		4/17/2023	3/22/2028	Capital Equipment	$852,800	$838,246	$852,800	0.76%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.21%		3/22/2022	3/22/2028		1,341,151	1,330,901	1,341,151	1.19%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.21%		11/3/2022	3/22/2028		4,105,564	4,105,564	4,105,564	3.66%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.21%		11/30/2023	3/22/2028		500,000	500,000	500,000	0.45%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	342,239	0.30%
Total											$6,927,372	$7,141,754	6.36%
Baker Manufacturing Company, LLC									Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	11.36%		7/5/2022	7/5/2027	Capital Equipment	$6,097,236	$6,009,393	$6,066,750	5.40%
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022			330,978	330,978	418,842	0.37%
Total											$6,340,371	$6,485,592	5.77%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	442,307	608,657	0.54%
Total											$442,307	$608,657	0.54%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+6.75%	1.00%	12.18%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$2,092,860	$2,047,145	$2,092,860	1.86%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	37,479	0.03%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity					3/15/2023			184,925	184,925	203,043	0.18%
Total											$2,266,205	$2,333,382	2.07%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.58%		2/24/2022	2/7/2027	Retail	$4,619,986	$4,590,900	$4,550,686	4.05%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.58%		6/24/2022	2/7/2027		450,074	447,044	443,323	0.39%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.58%		3/27/2023	2/7/2027		646,473	641,395	636,776	0.57%
Revolver	(5)	First Lien	3M SOFR+7.00%	2.00%	12.56%		2/24/2022	2/7/2027		210,059	210,059	206,908	0.18%
Total											$5,889,398	$5,837,693	5.19%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.83%		8/2/2023	8/2/2028	Environmental Industries	$5,900,368	$5,767,309	$5,811,862	5.18%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.82%		8/2/2023	8/2/2028		1,216,259	1,216,259	1,198,015	1.07%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,081	208,069	173,643	0.15%
Total											$7,191,637	$7,183,520	6.40%
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.96%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,390,631	$9,242,931	$9,390,632	8.38%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.96%		11/22/2022	11/22/2027		184,317	184,317	184,317	0.16%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	449,765	0.40%
Total											$9,972,027	$10,024,714	8.94%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.81%		6/30/2023	6/30/2028	High Tech Industries	$4,723,714	$4,639,797	$4,700,095	4.19%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	596,255	0.53%
Total											$5,125,015	$5,296,350	4.72%
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.00%	12.21%		7/29/2022	7/29/2027	Services: Business	$3,498,376	$3,448,183	$3,463,392	3.09%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.00%	12.21%		7/29/2022	7/29/2027		1,084,504	1,084,504	1,073,659	0.96%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	381,710	0.34%
Total											$4,876,216	$4,918,761	4.39%
EHI Buyer, Inc.	(4)								Grand Prarie, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.81%		7/31/2023	7/31/2029	Environmental Industries	$2,806,582	$2,741,893	$2,764,483	2.46%
EHI Group Holdings, L.P.		Equity					7/31/2023			492	492,017	634,118	0.56%
Total											$3,233,910	$3,398,601	3.02%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	11.94%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$2,673,424	$2,613,708	$2,660,057	2.37%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	11.94%		5/22/2023	5/22/2028		176,599	176,599	175,716	0.16%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	11.94%		5/22/2023	5/22/2028		221,813	221,813	220,704	0.20%
Total											$3,012,120	$3,056,477	2.73%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.00%	12.08%		12/7/2023	12/7/2028	Services: Business	$5,156,250	$5,058,054	$5,104,688	4.55%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	305,215	0.27%
Total											$5,324,981	$5,409,903	4.82%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.43%		3/16/2022	3/16/2027	Services: Business	$3,911,322	$3,873,661	$3,891,765	3.47%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	163,361	0.15%
Total											$4,041,664	$4,055,126	3.62%
FiscalNote Boards LLC	(4)(6)								Toronto, Canada
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.33%		3/11/2024	3/12/2029	Services: Business	$1,746,286	$1,711,780	$1,711,780	1.53%
Total											$1,711,780	$1,711,780	1.53%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.96%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,242,700	$1,224,232	$1,236,487	1.10%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	11.96%		4/29/2022	4/29/2028		811,181	811,181	807,125	0.72%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.96%		4/29/2022	4/29/2028		528,956	528,956	526,311	0.47%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	187,088	0.17%
Total											$2,725,652	$2,757,011	2.46%
Green Intermediateco II, Inc.									Irvine, CA
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	12.08%		8/8/2023	8/8/2028	High Tech Industries	$6,329,951	$6,187,107	$6,235,002	5.55%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	12.08%		8/8/2023	8/8/2028		1,630,263	1,611,196	1,605,809	1.43%
Green Topco Holdings, LLC Class A Units		Equity					8/8/2023			194,512	194,512	168,600	0.15%
Total											$7,992,815	$8,009,411	7.13%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Heartland Business Systems, LLC									Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.71%		8/26/2022	8/26/2027	Services: Business	$3,162,527	$3,116,087	$3,162,527	2.82%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.71%		8/26/2022	8/26/2027		3,282,991	3,253,908	3,282,991	2.92%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	134,436	460,274	0.41%
Total											$6,504,431	$6,905,792	6.15%
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.46%		2/1/2022	12/17/2026	Services: Business	$8,056,834	$8,008,155	$7,976,267	7.12%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.45%		2/1/2022	12/17/2026		1,191,851	1,191,851	1,179,932	1.05%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.46%		2/1/2022	12/17/2026		195,717	194,383	193,760	0.17%
Total											$9,394,389	$9,349,959	8.34%
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.81%		4/28/2023	4/28/2028	Services: Consumer	$2,660,320	$2,603,186	$2,567,209	2.29%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.81%		6/30/2023	4/28/2028		$120,924	$118,260	$116,692	0.10%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.81%		10/11/2023	4/28/2028		$242,456	$236,899	$233,970	0.21%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.81%		4/28/2023	4/28/2028		607,105	607,105	585,856	0.52%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			225	224,940	41,323	0.04%
Total											$3,790,390	$3,545,050	3.16%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.32%		2/15/2022	2/15/2027	High Tech Industries	$5,592,979	$5,522,833	$5,592,979	4.98%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	11.19%		2/15/2022	2/15/2027		379,507	379,507	379,507	0.34%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.32%		2/15/2022	2/15/2027		2,336,338	2,320,407	2,336,338	2.08%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	656,709	0.59%
Total											$8,766,319	$8,965,533	7.99%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.98%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$5,885,787	$5,804,756	$5,797,500	5.16%
Gauge Vimergy Coinvest, LLC Units		Equity					6/6/2022			178	175,035	54,287	0.05%
Total											$5,979,791	$5,851,787	5.21%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.45%		9/2/2022	9/2/2027	Consumer Goods: Durable	$9,261,017	$9,158,453	$9,261,018	8.25%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.45%		9/2/2022	9/2/2027		307,294	307,294	307,294	0.27%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	285,004	0.25%
Total											$9,777,229	$9,853,316	8.77%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.30%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$4,709,251	$4,595,594	$4,662,158	4.15%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			461,351	461,351	348,069	0.31%
Total											$5,056,945	$5,010,227	4.46%
MedLearning Group, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.80%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$1,757,659	$1,722,417	$1,722,447	1.53%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.80%		3/26/2024	12/30/2027		1,030,300	1,009,642	1,009,659	0.90%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.81%		3/26/2024	12/30/2027		841,186	824,362	824,334	0.73%
Total											$3,556,421	$3,556,440	3.16%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.06%		12/21/2023	12/21/2028	Capital Equipment	$1,339,329	$1,313,545	$1,325,936	1.18%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	287,895	0.26%
Total											$1,579,607	$1,613,831	1.44%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.43%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$3,769,183	$3,742,058	$3,769,183	3.36%
Total											$3,742,058	$3,769,183	3.36%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monitorus Holding, LLC	(6)								London, UK
Term Loan	(1)	First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,241,778	$6,199,994	$6,148,151	5.48%
Revolver	(1)	First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€1,276,528	1,387,794	1,366,977	1.22%
Delayed Draw Term Loan	(1)	First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€3,657,369	3,691,423	3,636,052	3.24%
Sapphire Aggregator S.a r.l. Convertible Bonds	(1)	Unsecured	8.0%		—	8.00%	11/15/2023	3/31/2025		€16,225	17,418	17,249	0.02%
Sapphire Aggregator S.a r.l. Convertible Bonds	(1)	Unsecured	8.0%		—	8.00%	3/1/2024	6/30/2025		€35,907	38,983	38,173	0.03%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	38,114	0.03%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	38,113	0.03%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	38,113	0.03%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	38,113	0.03%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	38,113	0.03%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	38,113	0.03%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	38,113	0.03%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	38,113	0.03%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	38,113	0.03%
Total											$11,630,110	$11,549,620	10.26%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	11.58%		8/3/2023	8/3/2029	Construction & Building	$2,017,202	$1,975,328	$1,997,030	1.78%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	11.58%		8/3/2023	8/3/2029		782,809	774,279	774,981	0.69%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	188,570	0.17%
Total											$2,957,360	$2,960,581	2.64%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	12.31%		11/16/2022	11/16/2027	Services: Business	$6,719,964	$6,614,107	$6,719,964	5.99%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	373,335	0.33%
Total											$6,949,606	$7,093,299	6.32%
Pearl Media Holdings, LLC	(4)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.71%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$2,582,719	$2,544,686	$2,543,978	2.27%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	11.71%		8/31/2022	8/31/2027		162,580	162,580	160,141	0.14%
Total											$2,707,266	$2,704,119	2.41%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	11.68%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$3,957,325	$3,889,369	$3,957,325	3.53%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	294,939	0.26%
Total											$4,208,367	$4,252,264	3.79%
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.96%		5/1/2023	8/2/2027	High Tech Industries	$4,132,214	$4,063,426	$4,132,214	3.68%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.96%		5/1/2023	8/2/2027		400,993	400,993	400,993	0.36%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	133,705	0.12%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	62,420	0.06%
Total											$4,658,284	$4,729,332	4.22%
Service Minds Company, LLC									Bradenton, FL
Term Loan	(5)(10)	First Lien	3M SOFR+7.50%	1.00%	7.97%	2.00%	2/7/2022	2/7/2028	Services: Consumer	$2,335,000	$2,303,351	$1,961,400	1.75%
Revolver	(5)(10)	First Lien	3M SOFR+7.50%	1.00%	7.96%	2.00%	2/7/2022	2/7/2028		651,790	651,790	547,504	0.49%
Delayed Draw Term Loan	(5)(10)	First Lien	3M SOFR+7.50%	1.00%	7.97%	2.00%	2/7/2022	2/7/2028		1,591,509	1,579,255	1,336,868	1.19%
Total											$4,534,396	$3,845,772	3.43%
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	11.66%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$4,759,916	$4,652,618	$4,712,317	4.20%
BV HGI Holdings, L.P. Class A Units		Equity					8/7/2023			264,885	264,885	239,529	0.21%
Total											$4,917,503	$4,951,846	4.41%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.45%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$5,713,211	$5,659,995	$5,570,381	4.96%
Total											$5,659,995	$5,570,381	4.96%
Titan Meter Bidco Corp.	(4)								Erie, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.82%		3/11/2024	3/12/2029	Energy: Oil & Gas	$7,696,671	$7,430,449	$7,430,449	6.63%
Titan Meter Topco LP Class A Units		Equity					3/11/2024			395,667	395,667	395,667	0.35%
Total											$7,826,116	$7,826,116	6.98%
Total Non-controlled, non-affiliated investments											$213,929,910	$216,314,810	192.71%
Total Investments											$213,929,910	$216,314,810	192.71%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(104,067,489)	(92.71)%
NET ASSETS												$112,247,321	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At March 31, 2024, the Company had the following outstanding revolver and delayed draw term loan commitments of which has no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$2,278,843	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
Amika OpCo LLC	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	2,000,000	1.00%	March 22, 2028
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	577,662	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	1,702,763	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	2,609,627	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	737,268	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	191,383	0.50%	July 29, 2027
EHI Buyer, Inc.	Revolver	3,149,231	0.50%	July 31, 2029
EHI Buyer, Inc.	Delayed Draw Term Loan	1,410,343	1.00%	July 31, 2029
Equine Network, LLC	Revolver	35,320	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	148,618	1.00%	May 22, 2028
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	254,005	1.00%	March 12, 2029
Florachem Corporation	Revolver	1,060,775	0.50%	April 29, 2028
HV Watterson Holdings, LLC	Revolver	49,660	0.50%	December 17, 2026
Impact Home Services LLC	Revolver	128,780	0.50%	April 28, 2028
Inoapps Bidco, LLC	Revolver	569,260	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	1,229,176	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
MedLearning Group, LLC	Delayed Draw Term Loan	990,355	1.00%	December 30, 2027
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Michelli, LLC	Delayed Draw Term Loan	2,983,923	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	521,873	1.00%	August 3, 2029
Pearl Media Holdings, LLC	Revolver	534,193	0.50%	August 31, 2027
RIA Advisory Borrower, LLC	Revolver	282,294	0.50%	August 2, 2027
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026
Titan Meter Bidco Corp.	Revolver	810,176	0.50%	March 12, 2029
	Total Unfunded Commitments	$40,846,847

(5)	These loans include an interest rate floor feature that is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 93.9% of the Company’s total assets as of March 31, 2024.
(7)	This loan is a unitranche investment.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

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

Abbreviation Legend

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		6/5/2023	6/5/2028	Services: Business	$2,499,197	$2,442,057	$2,474,205	2.29%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		10/31/2023	6/5/2028		$658,122	$642,630	$651,541	0.60%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	503,611	550,900	0.51%
Total											$3,588,298	$3,676,646	3.40%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	11.35%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$5,719,319	$5,606,307	$5,606,307	5.19%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	437,006	0.40%
Total											$6,043,313	$6,043,313	5.59%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.60%		3/31/2023	3/31/2028	Services: Business	$3,708,325	$3,626,235	$3,708,325	3.43%
AR-USA Holdings, LLC Class A Units		Equity					3/31/2023			91	91,031	141,963	0.13%
Total											$3,717,266	$3,850,288	3.56%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	10.87%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,096,787	$6,976,253	$6,990,335	6.47%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	11.24%		12/5/2023	7/1/2029		$1,152,465	$1,129,656	$1,135,178	1.05%
Ishtar Co-Invest-B LP Partnership Interests	(9)	Equity					7/1/2022			298,251	164,180	769,517	0.71%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	85,213	219,859	0.20%
Total											$8,355,302	$9,114,889	8.43%
Archer Systems, LLC									Houston, TX
CF Arch Holdings LLC Class A Units		Equity					8/10/2022		Services: Business	496,967	496,967	752,642	0.70%
Total											$496,967	$752,642	0.70%
Axis Portable Air, LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.25%		4/17/2023	3/22/2028	Capital Equipment	$854,937	$839,636	$854,937	0.79%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.25%		3/22/2022	3/22/2028		1,344,512	1,333,714	1,344,512	1.24%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.25%		11/3/2022	3/22/2028		4,115,854	4,115,854	4,115,854	3.81%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	357,545	0.33%
Total											$6,441,865	$6,672,848	6.17%
Baker Manufacturing Company, LLC									Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	11.42%		7/5/2022	7/5/2027	Capital Equipment	$6,097,236	$6,003,785	$6,066,750	5.62%
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022			330,978	330,978	380,730	0.35%
Total											$6,334,763	$6,447,480	5.97%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	442,307	594,575	0.55%
Total											$442,307	$594,575	0.55%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+6.75%	1.00%	12.21%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$2,098,145	$2,050,706	$2,098,145	1.94%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	36,889	0.03%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity					3/15/2023			184,925	184,925	199,847	0.19%
Total											$2,269,766	$2,334,881	2.16%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		2/24/2022	2/7/2027	Services: Business	$4,631,802	$4,600,434	$4,562,325	4.22%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		6/24/2022	2/7/2027		451,225	447,963	444,457	0.41%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		3/27/2023	2/7/2027		648,122	642,669	638,400	0.59%
Revolver	(5)	First Lien	3M SOFR+7.00%	2.00%	12.60%		2/24/2022	2/7/2027		262,574	262,574	258,635	0.24%
Total											$5,953,640	$5,903,817	5.46%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		8/2/2023	8/2/2028	Environmental Industries	$5,915,156	$5,776,190	$5,796,853	5.37%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		8/2/2023	8/2/2028		973,008	973,008	953,548	0.88%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,081	208,069	187,947	0.17%
Total											$6,957,267	$6,938,348	6.42%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	12.00%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,414,466	$9,258,376	$9,414,466	8.71%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	12.02%		11/22/2022	11/22/2027		184,317	184,317	184,317	0.17%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	537,715	0.50%
Total											$9,987,472	$10,136,498	9.38%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.85%		6/30/2023	6/30/2028	High Tech Industries	$4,735,553	$4,647,927	$4,688,197	4.34%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	562,891	0.52%
Total											$5,133,145	$5,251,088	4.86%
Curion Holdings, LLC									Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.00%	12.25%		7/29/2022	7/29/2027	Services: Business	$3,507,255	$3,453,759	$3,454,646	3.20%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.00%	12.25%		7/29/2022	7/29/2027		1,275,886	1,275,886	1,256,748	1.16%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	418,570	0.39%
Total											$5,073,174	$5,129,964	4.75%
EHI Buyer, Inc.	(4)								Grand Prarie, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.85%		7/31/2023	7/31/2029	Environmental Industries	$2,813,633	$2,746,670	$2,757,360	2.55%
EHI Group Holdings, L.P.		Equity					7/31/2023			492	492,017	501,798	0.46%
Total											$3,238,687	$3,259,158	3.01%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028	Services: Consumer	$2,680,155	$2,618,072	$2,666,754	2.47%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028		176,599	176,599	175,716	0.16%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028		222,370	222,370	221,258	0.20%
Total											$3,017,041	$3,063,728	2.83%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	12.13%		12/7/2023	12/7/2028	Services: Business	$5,156,250	$5,054,338	$5,054,338	4.68%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	266,927	0.25%
Total											$5,321,265	$5,321,265	4.93%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.46%		3/16/2022	3/16/2027	High Tech Industries	$3,921,300	$3,880,744	$3,921,300	3.63%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	168,003	0.16%
Total											$4,048,747	$4,089,303	3.79%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,245,862	$1,226,455	$1,233,403	1.14%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028		436,790	436,790	432,422	0.40%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028		530,282	530,282	524,979	0.49%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	207,020	0.19%
Total											$2,354,810	$2,397,824	2.22%
Green Intermediateco II, Inc.									Irvine, CA
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	12.11%		8/8/2023	8/8/2028	High Tech Industries	$6,345,855	$6,196,707	$6,218,938	5.76%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	12.11%		8/8/2023	8/8/2028		1,634,349	1,614,433	1,601,662	1.48%
Green Topco Holdings, LLC Class A Units		Equity					8/8/2023			194,512	194,512	194,981	0.18%
Total											$8,005,652	$8,015,581	7.42%
Heartland Business Systems, LLC	(4)								Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.75%		8/26/2022	8/26/2027	High Tech Industries	$3,170,553	$3,121,133	$3,170,553	2.94%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.75%		8/26/2022	8/26/2027		3,291,281	3,261,388	3,291,281	3.05%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	137,144	398,792	0.37%
Total											$6,519,665	$6,860,626	6.36%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026	Services: Business	$8,077,439	$8,024,795	$7,996,665	7.39%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026		993,209	993,209	983,277	0.91%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026		196,214	194,774	194,252	0.18%
Total											$9,212,778	$9,174,194	8.48%
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		4/28/2023	4/28/2028	Services: Consumer	$2,667,021	$2,607,075	$2,627,016	2.43%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		6/30/2023	4/28/2028		$121,228	$118,434	$119,410	0.11%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		10/11/2023	4/28/2028		$243,066	$237,238	$239,420	0.22%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		4/28/2023	4/28/2028		607,105	607,105	597,998	0.55%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			183	183,490	120,714	0.11%
Total											$3,753,342	$3,704,558	3.42%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.39%		2/15/2022	2/15/2027	High Tech Industries	$5,607,211	$5,531,649	$5,579,175	5.16%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	11.22%		2/15/2022	2/15/2027		379,507	379,507	377,609	0.35%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.39%		2/15/2022	2/15/2027		2,342,268	2,325,108	2,330,557	2.16%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	642,989	0.60%
Total											$8,779,836	$8,930,330	8.27%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.93%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$5,924,256	$5,837,312	$5,835,392	5.40%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	11.96%		6/6/2022	6/6/2027		224,067	224,067	220,706	0.20%
Gauge Vimergy Coinvest, LLC Units	(9)	Equity					6/6/2022			178	175,035	57,603	0.05%
Total											$6,236,414	$6,113,701	5.65%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		9/2/2022	9/2/2027	Consumer Goods: Durable	$9,284,522	$9,175,573	$9,238,099	8.55%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		9/2/2022	9/2/2027		717,020	717,020	713,435	0.66%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	300,679	0.28%
Total											$10,204,075	$10,252,213	9.49%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.35%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,721,143	$4,601,315	$4,673,932	4.33%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			461,351	461,351	383,570	0.36%
Total											$5,062,666	$5,057,502	4.69%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.12%		12/21/2023	12/21/2028	Capital Equipment	$1,342,685	$1,315,831	$1,315,831	1.22%
Revolver	(5)	First Lien	3M SOFR+5.75%	2.00%	11.12%		12/21/2023	12/21/2028		99,464	99,464	97,475	0.09%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	266,062	0.25%
Total											$1,681,357	$1,679,368	1.56%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.46%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$3,769,183	$3,740,650	$3,769,183	3.49%
Total											$3,740,650	$3,769,183	3.49%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monitorus Holding, LLC	(6)		0.00%						London, UK
Term Loan		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,179,978	$6,135,361	$6,118,178	5.66%
Revolver		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€1,263,890	1,374,053	1,360,312	1.26%
Delayed Draw Term Loan		First Lien	14.00%		10.00%	4.00%	5/24/2022	5/24/2027		€3,621,158	3,654,874	3,618,325	3.35%
Sapphire Aggregator S.a r.l. Convertible Bonds		Unsecured	8.0%		0.00%	8.0%	11/15/2023	3/31/2025		1,622,524	17,417	17,730	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Total											$11,476,203	$11,470,576	10.65%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	11.61%		8/3/2023	8/3/2029	Construction & Building	$2,022,258	$1,978,925	$1,991,924	1.84%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			195	194,900	191,924	0.18%
Total											$2,173,825	$2,183,848	2.02%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	12.35%		11/16/2022	11/16/2027	Services: Business	$6,736,977	$6,625,141	$6,736,977	6.24%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	387,917	0.36%
Total											$6,960,640	$7,124,894	6.60%
Pearl Media Holdings, LLC	(4)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.75%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$2,589,414	$2,549,065	$2,550,573	2.36%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	11.75%		8/31/2022	8/31/2027		162,580	162,580	160,141	0.15%
Total											$2,711,645	$2,710,714	2.51%
Peltram Plumbing Holdings, LLC	(4)								Auburn, WA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		2/1/2022	12/30/2026	Construction & Building	$6,818,700	$6,740,807	$6,818,700	6.31%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		2/1/2022	12/30/2026		529,986	529,986	529,986	0.49%
Total											$7,270,793	$7,348,686	6.80%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+6.00%	1.50%	12.57%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$3,967,268	$3,896,600	$3,947,432	3.65%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	263,073	0.24%
Total											$4,215,598	$4,210,505	3.89%
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	12.03%		5/1/2023	8/2/2027	High Tech Industries	$4,142,649	$4,069,867	$4,121,936	3.82%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	12.03%		5/1/2023	8/2/2027		186,246	186,246	185,315	0.17%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	90,200	0.08%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	62,420	0.06%
Total											$4,449,978	$4,459,871	4.13%
Service Minds Company, LLC	(4)								Bradenton, FL
Term Loan	(5)	First Lien	3M SOFR+7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028	Services: Consumer	$2,397,358	$2,362,594	$2,025,768	1.88%
Revolver	(5)	First Lien	3M SOFR+7.50%	1.00%	11.04%	2.00%	2/7/2022	2/7/2028		583,649	583,649	493,183	0.46%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028		1,642,887	1,629,511	1,388,240	1.29%
Total											$4,575,754	$3,907,191	3.63%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	11.70%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$4,771,876	$4,659,797	$4,700,298	4.35%
BV HGI Holdings, L.P. Class A Units		Equity					8/7/2023			264,885	264,885	254,991	0.24%
Total											$4,924,682	$4,955,289	4.59%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$5,841,952	$5,783,110	$5,666,693	5.25%
Total											$5,783,110	$5,666,693	5.25%
Total Non-controlled, non-affiliated investments											$206,513,758	$208,574,078	193.08%
Net Investments											$206,513,758	$208,574,078	193.08%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(100,552,056)	(93.08)%
NET ASSETS												$108,022,022	100.00%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At December 31, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments of which has no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$2,278,843	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
American Refrigeration, LLC	Delayed Draw Term Loan	482,132	1.00%	March 31, 2028
Amika OpCo LLC	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	2,500,000	1.00%	March 22, 2028
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	525,148	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	1,946,015	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	2,609,627	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	737,268	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
EHI Buyer, Inc.	Revolver	3,149,231	0.50%	July 31, 2029
EHI Buyer, Inc.	Delayed Draw Term Loan	1,410,343	1.00%	July 31, 2029
Equine Network, LLC	Revolver	35,320	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	148,618	1.00%	May 22, 2028
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,435,166	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	3,316,153	0.50%	August 26, 2027
HV Watterson Holdings, LLC	Revolver	248,302	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Impact Home Services LLC	Revolver	128,780	0.50%	April 28, 2028
Inoapps Bidco, LLC	Revolver	569,260	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	522,823	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	819,451	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Michelli, LLC	Revolver	895,177	0.50%	December 21, 2028
Michelli, LLC	Delayed Draw Term Loan	2,983,923	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,304,682	1.00%	August 3, 2029
Pearl Media Holdings, LLC	Revolver	534,193	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	353,324	0.50%	December 30, 2026
RIA Advisory Borrower, LLC	Revolver	497,042	0.50%	August 2, 2027
Service Minds Company, LLC	Revolver	64,659	0.50%	February 7, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026
	Total Unfunded Commitments	$49,348,063

(5)	These loans include an interest rate floor feature that is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.6% of the Company’s total assets as of December 31, 2023.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.

Abbreviation Legend

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rat

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducting organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies (“ASC Topic 946”). The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, the Company qualifies and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) and a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital”). Stellus Capital serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). Stellus Capital, may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As of March 31, 2024, the Company has issued a total of 7,358,038 common shares of beneficial interest pursuant to draw downs of $90,000,000 from outstanding capital commitments, immediate share purchases of $18,350,000 from investors pursuant to subscription agreements, and $1,021,246 from dividend reinvestments for total for total contributed capital of $109,371,246. As of March 31, 2024, the Company had $141,687,500 in uncalled capital commitments pursuant to draw down subscription agreements.

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

As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (including any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 207% and 210%, respectively.

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

March 31, 2024

(unaudited)

investments. The Company sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023.

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

Portfolio Investment Classification

The Company classifies its portfolio investments in accordance with the requirements of the 1940 Act as follows: (a) “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-controlled, non-affiliate investments” are defined as investments that are neither Controlled Investments or Affiliate Investments.

Cash and Cash Equivalents

As of March 31, 2024, cash balances totaling $24,675 did not exceed Federal Deposit Insurance Corporation (“FDIC”) insurance protection levels of $250,000.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

In addition, at March 31, 2024, the Company held $272,960 in cash equivalents, which are carried at net asset value, which is considered a Level 1 valuation technique.. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

As of March 31, 2023, the Company held $5,000,000 of cash equivalents in U.S. Treasury Bills that matured on April 4, 2023. The U.S. Treasury Bills were purchased using $500,000 margin cash and proceeds from a $4,500,000 short-term loan from Raymond James Financial Inc., accruing interest at an annual rate of approximately 7.00%. For the three months ended March 31, 2023, the Company incurred interest expense of $1,739 and paid $3,288 related to the short-term loan. Cash consists of bank demand deposits. For the three months ended March 31, 2024, no such U.S. Treasury Bills were held. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents.

Fair Value Measurements

We account for all of our financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 2 valuation technique. The carrying values of our Credit Facilities (defined below) approximates fair value because the interest rates adjusts to the market interest rates (Level 3 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Organizational Costs

Organizational costs include costs relating to the formation and incorporation of the Company, which generally include legal fees. These costs are expensed as incurred.

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering costs, included on the Statements of Assets and Liabilities and amortized over a twelve-month period from Commencement of Operations. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to the Private Offering. As of March 31, 2024 and December 31, 2023, $72,876 and $72,875 of such offering costs had yet to be amortized, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

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

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. PIK interest represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. We will not accrue any form of interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the declaration date.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

A presentation of the interest income we have received from portfolio companies for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Loan interest	$5,766,290	$4,409,449
PIK interest	159,943	—
Fee amortization income(1)	299,716	159,829
Fee income acceleration(2)	83,432	162,674
Total Interest Income	$6,309,381	$4,731,952
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2023, the Company estimates that it had $1,536,186 of undistributed taxable income that was carried forward toward distributions to be paid in 2024. All of the undistributed ordinary income as of December 31, 2023 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2023.

Current income tax expense estimates for the three months ended March 31, 2024 and 2023 of $21,589 and $7,835, respectively, is related to federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of March 31, 2024, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2024, the Company recorded deferred income tax benefit of $45,885 related to the Taxable Subsidiary. There was no such expense for the three months ended March 31, 2023. In addition, as of March 31, 2024 and December 31, 2023, the Company had a deferred tax liability of $121,980 and $167,865, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Distributable Earnings

The components that make up total distributable earnings on the Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Accumulated net realized gain from investments	$732,822	$724,380
Net unrealized appreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $121,980 and $167,865, respectively	2,239,120	1,859,775
Net unrealized appreciation on foreign currency translations	23,800	32,680
Accumulated undistributed net investment income	466,271	524,118
Total distributable earnings	$3,462,013	$3,140,953

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. For periods thereafter, ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the three months ended March 31, 2024 and 2023, the Company accrued management fees of $800,654 and $601,839, respectively, all of which have been waived. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

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

Pre- Incentive Fee Net Investment Income means interest income, fee income, distribution/dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

the Base Management Fee and expenses payable under the Administration Agreement but excluding any Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash. The Advisor is not obligated to return the incentive fee based on income it receives on deferred interest that is later determined to be uncollectible in cash.

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

For the three months ended March 31, 2024 and 2023, the Company accrued Income Incentive Fees of $598,401 and $439,666, respectively. For the three months ended March 31, 2024 and 2023, $199,467 and $146,556 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange. For the three months ended March 31, 2024 and 2023, $0 and $47,025 of Income Incentive Fees accrued but not paid by the Company were deferred, pursuant to the Cumulative Pre-Incentive Fee Net Return limitation, and are not currently payable, respectively. The income-based incentive fees that have been waived by the Advisor are not subject to recoupment.

As of March 31, 2024 and December 31, 2023, $407,007 and $439,854, respectively, of such Income Incentive Fees were payable to the Advisor, of which $389,409 and $431,781, respectively, are currently payable (as explained below). As of March 31, 2024 and December 31, 2023, $17,598 and $8,085, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. As of both March 31, 2024 and December 31, 2023, Income Incentive Fees were deferred, pursuant to the Cumulative Pre-Incentive Fee Net Return limitation, and are not currently payable. The Income Incentive Fees that have been waived by the Advisor are not subject to recoupment.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

U.S. GAAP requires that the accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an Incentive Fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of Incentive Fees in subsequent periods.

For the three months ended March 31, 2024 and 2023, the Company accrued $37,891 and $0 of Capital Gains Incentive Fee, respectively. As of March 31, 2024 and December 31, 2023, $299,574 and $261,684, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

Expense Support and Conditional Reimbursement

The Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of the Company’s total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three months ended March 31, 2024 and 2023, the Company recorded expense reimbursements of $197,775 and $219,880, respectively.

Reimbursements made by the Advisor with respect to the Company, pursuant to the Expense Support and Conditional Reimbursement Agreement, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such reimbursements occurred.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

As of March 31, 2024, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025
March 31, 2023	219,880	—	219,880	March 31, 2026
June 30, 2023	139,229	—	139,229	June 30, 2026
September 30, 2023	82,743	—	82,743	September 30, 2026
December 31, 2023	126,539	—	126,539	December 31, 2026
March 31, 2024	197,775	—	197,775	March 31, 2027
Totals	$1,154,508	$—	$1,154,508

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

For both the three months ended March 31, 2024 and 2023, the Company recorded an expense relating to trustees’ fees of $40,000. As of both March 31, 2024 and December 31, 2023, no trustees’ fees were payable to the Company’s trustees.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three months ended March 31, 2024 and 2023, the Company recorded expenses of $96,698 and $72,501, respectively, relating to the Administration Agreement. As of March 31, 2024 and December 31, 2023, $96,698 and $93,007, respectively, remained payable to Stellus Capital under the Administration Agreement.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

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

For the three months ended March 31, 2024 and 2023, the Company declared aggregate distributions of $0.50 and $0.42 per share on its common stock, respectively. The Company has declared distributions of $3.19 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024
January 13, 2024	January 15, 2024	January 31, 2024	$0.1666
January 13, 2024	February 1, 2024	February 29, 2024	$0.1666
January 13, 2024	March 1, 2024	March 29, 2024	$0.1666
Total			$3.19
(1)	Distributions for the year ended 2023 and 2022 are shown in aggregate amounts.

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and the Company's transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the Company's transfer agent and registrar in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board for such distribution. If such notice is not received by the record date fixed by the Board for such distribution,

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company issued 23,386 and 8,017 shares through the DRIP for the three months ended March 31, 2024 and 2023, respectively.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

On January 31, 2022, the Company completed an initial closing of capital commitments and received an aggregate capital commitment of $226,687,500. On this same date, pursuant to this capital commitment, the Company issued 2,333,334 common shares of beneficial interest at a price of $15.00 for total aggregate proceeds of $35,000,000.

As of March 31, 2024, the Company has issued a total of 7,358,038 common shares of beneficial interest in connection with draw downs of $90,000,000 from outstanding capital commitments and immediate share purchases of $18,350,000 from investors pursuant to subscription agreements and $1,021,246 from dividend reinvestments for total contributed capital of $109,371,246. As of March 31, 2024, the Company had $141,687,500 in uncalled capital commitments pursuant to draw down subscription agreements.

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507	14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000	15.10
Dividend reinvestment	January 5, 2024	13,315	201,062	—	201,062	15.10
Immediate share issuance	January 30, 2024	117,897	1,793,210	6,790	1,800,000	15.21
Dividend reinvestment	January 31, 2024	4,938	75,104	—	75,104	15.21
Dividend reinvestment	February 29, 2024	5,133	78,073		78,073	15.21
Immediate share issuance	March 1, 2024	73,683	1,120,712	4,288	1,125,000	15.21
Immediate share issuance	March 28, 2024	40,936	622,624	2,376	625,000	15.21
Total		7,358,038	$109,304,838	$66,408	$109,371,246
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of March 31, 2024, in the amount of $585,938, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net increase in net assets resulting from operations	$3,931,422	$2,575,668
Weighted average common shares of beneficial interest	7,227,206	5,501,765
Net increase in net assets from operations per share	$0.54	$0.47

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

At March 31, 2024, the Company had investments in 41 portfolio companies. The composition of our investments as of March 31, 2024 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$203,958,115	$204,369,651
Unsecured Debt	56,401	55,422
Equity	9,915,394	11,889,737
Total Investments	$213,929,910	$216,314,810

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 4.6% of our portfolio at fair value.

At December 31, 2023, the Company had investments in 39 portfolio companies. The composition of our investments as of December 31, 2023 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$197,028,209	$197,292,058
Unsecured Debt	17,417	17,730
Equity	9,468,132	11,264,290
Total Investments	$206,513,758	$208,574,078
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 4.8% of our portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had 32 and 31 of such investments with aggregate unfunded commitments of $40,846,847 and $49,348,063, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The aggregate gross unrealized appreciation (depreciation) and the aggregate cost and fair value of the Company’s portfolio company securities as March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Aggregate cost of portfolio company securities	$213,929,910	$206,513,758
Gross unrealized appreciation of portfolio company securities	4,152,391	3,462,958
Gross unrealized depreciation of portfolio company securities	(1,791,290)	(1,435,318)
Gross unrealized appreciation on foreign currency translation	24,025	32,680
Gross unrealized depreciation on foreign currency translation	(226)	—
Aggregate fair value of portfolio company securities	$216,314,810	$208,574,078

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2024 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$204,369,651	$204,369,651
Unsecured Debt	—	—	55,422	55,422
Equity	—	—	11,889,737	11,889,737
Total Investments	$—	$—	$216,314,810	$216,314,810

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2023 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$197,292,058	$197,292,058
Unsecured Debt	—	—	17,730	17,730
Equity	—	—	11,264,290	11,264,290
Total Investments	$—	$—	$208,574,078	$208,574,078

The changes in aggregate values of Level 3 portfolio investments during the three months ended March 31, 2024 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2023	$197,292,058	$17,730	$11,264,290	$208,574,078
Purchases of investments	16,045,674	38,984	449,971	16,534,629
Payment-in-kind interest	159,943	—	—	159,943
Sales and Redemptions	(9,415,842)	—	(2,709)	(9,418,551)
Realized gain on investment	—	—	—	—
Change in unrealized appreciation (depreciation) on investments included in earnings	147,687	(672)	186,446	333,461
Change in unrealized depreciation on foreign currency translation included in earnings	—	(620)	(8,261)	(8,881)
Amortization of premium and accretion of discount, net	140,131	—	—	140,131
Fair value at March 31, 2024	$204,369,651	$55,422	$11,889,737	$216,314,810

There were no Level 3 transfers during the three months ended March 31, 2024.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The changes in aggregate values of Level 3 portfolio investments during the year ended December 31, 2023 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2022	$152,257,418	$—	$5,247,337	$157,504,755
Purchases of investments	84,421,200	17,418	4,883,983	89,322,601
Payment-in-kind interest	129,990	—	—	129,990
Sales and Redemptions	(40,851,030)	—	(1,453,664)	(42,304,694)
Realized gain on investment	—	—	841,075	841,075
Change in unrealized appreciation (depreciation) on investments included in earnings	832,371	(175)	1,734,327	2,566,523
Change in unrealized appreciation on foreign currency translation included in earnings	—	487	11,232	11,719
Amortization of premium and accretion of discount, net	502,109	—	—	502,109
Fair value at December 31, 2023	$197,292,058	$17,730	$11,264,290	$208,574,078

There were no Level 3 transfers during the year ended December 31, 2023.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$48,929,656	$48,098,283	22.23%
Texas	37,088,035	38,379,893	17.74%
New York	26,747,464	27,611,352	12.76%
Illinois	14,270,605	14,268,720	6.60%
United Kingdom	11,630,110	11,549,620	5.34%
Pennsylvania	11,410,563	11,541,597	5.34%
California	10,950,175	10,969,992	5.07%
Colorado	9,045,613	9,159,548	4.23%
Arizona	6,927,372	7,141,754	3.30%
Wisconsin	6,504,431	6,905,792	3.19%
Indiana	6,340,371	6,485,592	3.00%
Maryland	5,659,995	5,570,381	2.58%
Michigan	4,917,503	4,951,846	2.29%
Tennessee	4,208,367	4,252,264	1.97%
Idaho	3,742,058	3,769,183	1.74%
South Carolina	2,266,205	2,333,382	1.08%
Canada	1,711,780	1,711,780	0.79%
Louisiana	1,579,607	1,613,831	0.75%
	$213,929,910	$216,314,810	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$47,985,943	$47,412,096	22.72%
Texas	37,133,239	38,033,969	18.23%
New York	23,622,043	24,424,604	11.71%
Illinois	14,285,952	14,304,158	6.86%
United Kingdom	11,476,203	11,470,576	5.50%
California	10,179,477	10,199,429	4.89%
Colorado	9,060,354	9,107,041	4.37%
Washington	7,270,793	7,348,686	3.52%
Wisconsin	6,519,665	6,860,626	3.29%
Arizona	6,441,865	6,672,848	3.20%
Indiana	6,334,763	6,447,480	3.09%
Maryland	5,783,110	5,666,693	2.72%
Michigan	4,924,682	4,955,289	2.38%
Tennessee	4,215,598	4,210,505	2.02%
Idaho	3,740,650	3,769,183	1.81%
Pennsylvania	3,588,298	3,676,646	1.76%
South Carolina	2,269,766	2,334,881	1.12%
Louisiana	1,681,357	1,679,368	0.81%
	$206,513,758	$208,574,078	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$42,884,481	$44,008,406	20.33%
High Tech Industries	26,542,433	27,000,626	12.47%
Healthcare & Pharmaceuticals	20,712,156	20,866,382	9.65%
Capital Equipment	19,477,738	20,173,238	9.33%
Consumer Goods: Non-Durable	18,078,718	18,812,339	8.70%
Media: Advertising, Printing & Publishing	13,797,704	13,817,417	6.39%
Media: Diversified & Production	11,630,110	11,549,620	5.34%
Environmental Industries	10,425,547	10,582,121	4.89%
Consumer Goods: Durable	9,777,229	9,853,316	4.56%
Chemicals, Plastics, & Rubber	8,385,647	8,327,392	3.85%
Energy: Oil & Gas	7,826,116	7,826,116	3.62%
Services: Consumer	8,324,786	7,390,822	3.42%
Retail	5,889,398	5,837,693	2.70%
Beverage, Food, & Tobacco	4,208,367	4,252,264	1.97%
Hotel, Gaming, & Leisure	3,012,120	3,056,477	1.41%
Construction & Building	2,957,360	2,960,581	1.37%
	$213,929,910	$216,314,810	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$40,324,028	$40,933,710	19.62%
High Tech Industries	36,937,023	37,606,799	18.02%
Consumer Goods: Non-Durable	18,332,366	18,997,773	9.11%
Healthcare & Pharmaceuticals	17,181,920	17,426,668	8.36%
Capital Equipment	14,900,292	15,394,271	7.38%
Media: Diversified & Production	11,476,203	11,470,576	5.50%
Services: Consumer	11,346,137	10,675,477	5.12%
Consumer Goods: Durable	10,204,075	10,252,213	4.92%
Environmental Industries	10,195,954	10,197,506	4.89%
Construction & Building	9,444,618	9,532,534	4.57%
Media: Advertising, Printing & Publishing	8,754,958	8,754,027	4.20%
Chemicals, Plastics, & Rubber	8,137,920	8,064,517	3.87%
Media: Broadcasting & Subscription	5,062,666	5,057,502	2.42%
Beverage, Food, & Tobacco	4,215,598	4,210,505	2.02%
	$206,513,758	$208,574,078	100.00%

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$204,369,651	Income/Market	HY credit spreads,	-2.13% to 6.99% (-0.59%)
		approach(2)	Risk free rates	-0.14% to 2.59% (0.67%)
			Market multiples	6.6x to 22.5x (11.3x)(4)

Unsecured debt	$55,422	Recent transaction	Transaction price	0.00% to 0.00% (0.00%)

Equity investments	$11,889,737	Market approach(5)	Underwriting multiple/
			EBITDA multiple	5.3x to 19.0x (11.6x)
	$216,314,810
(1)	Weighted average based on fair value as of March 31, 2024.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.13% (-213 basis points) to 6.99% (699 basis points). The average of all changes was -0.59% (-59 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$197,292,058	Income/Market	HY credit spreads,	-2.08% to 8.11% (-0.44%)
		approach(2)	Risk free rates	-0.66% to 2.03% (0.22%)
			Market multiples	6.6x to 22.5x (11.3x)(4)

Unsecured debt	$17,730	Recent transaction	Transaction price	0.00% to 0.00% (0.00%)

Equity investments	$11,264,290	Market approach(5)	Underwriting multiple/
			EBITDA multiple	5.2x to 20.1x (11.4x)
	$208,574,078
(1)	Weighted average based on fair value as of December 31, 2023.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.08% (-208 basis points) to 8.11% (811 basis points). The average of all changes was -0.44% (-0.44 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

As of March 31, 2024, the Company had $40,846,847 in unfunded debt commitments to 32 existing portfolio companies. As of December 31, 2023, the Company had $49,348,063 in unfunded debt commitments to 31 existing portfolio companies. As of March 31, 2024, the Company had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	Three Months Ended
	March 31, 2024		March 31, 2023
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$15.21		$14.64
Net investment income	0.49		0.48
Change in unrealized appreciation (depreciation) on investments	0.04		(0.01)
Benefit for taxes on net unrealized depreciation on investments	0.01		—
Total from operations	$0.54		$0.47
Stockholder distributions from:
Net investment income	(0.50)		(0.42)
Other(2)	0.01		(0.01)
Net asset value at end of period	$15.26		$14.68
Total return based on market value(3)	3.58%		3.17%
Weighted average shares outstanding	7,227,206		5,501,765
Ratio/Supplemental Data:
Net assets at end of period	$112,247,321		$85,651,670
Weighted average net assets	$109,932,661		$80,433,943
Annualized ratio of net operating expenses to weighted average net assets(4)	10.42%		11.45%
Annualized ratio of interest expense and other fees to weighted average net assets	7.70%		8.59%
Annualized ratio of net investment income to weighted average net assets(4)	8.59%		8.42%
Portfolio turnover(5)	17.69%		24.72%
Credit Facilities payable	$105,300,000		$76,000,000
Short-term loan payable	$—		$4,500,000
Asset coverage ratio(6)	2.07	x	2.13	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Net of 4.37% and 4.88% for the three months ended March 31, 2024 and 2023, respectively, from expenses reimbursed and fees waived by the Advisor. Additionally, these ratios include the impact of income tax benefit on net unrealized depreciation in Taxable Subsidiary of $45,885 for the three months ended March 31, 2024 which are not reflected in total operating expenses or net investment income. The impact of the tax benefit on net unrealized appreciation to weighted average net assets for the three months ended March 31, 2024 is 0.04%.
(5)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(6)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Interest is paid monthly in arrears. There were no expenses related to the Commitment Facility for the three months ended March 31, 2024. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three months ended March 31, 2023:

March 31, 2023
Interest expense	$882,942
Loan structure fees amortization	75,607
Total interest and other fees	$958,549
Weighted average interest rate	6.5%
Effective interest rate (including fee amortization)	7.1%
Average debt outstanding	$54,988,778
Cash paid for interest and unused fees	$801,416

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2024 and December 31, 2023, the Company was in compliance with these covenants.

As of March 31, 2024 and December 31, 2023, there was $105,300,000 and $98,000,000, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Company has incurred costs of $1,405,961 in connection with the Credit Facility, which are being amortized over the life of the facility. As of March 31, 2024 and December 31, 2023, $874,375 and $968,483 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31, 2024	December 31, 2023
Credit Facility payable	$105,300,000	$98,000,000
Prepaid loan structure fees	(874,375)	(968,483)
Credit Facility payable, net of prepaid loan structure fees	$104,425,625	$97,031,517

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$2,016,011	$661,928
Loan structure fees amortization	94,108	81,287
Total interest and other fees	$2,110,119	$743,215
Weighted average interest rate	8.4%	9.0%
Effective interest rate (including fee amortization)	8.8%	10.1%
Average debt outstanding	$96,871,429	$29,711,111
Cash paid for interest and unused fees	$2,034,464	$636,125

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	April 1, 2024	FairWave Holdings, LLC	Specialty coffee platform	$3,084,350	Senior Secured – First Lien
				$1,079,522	Delayed Draw Term Loan Commitment
				$462,652	Revolver Commitment
				$115,663	Equity
New Investment	April 11, 2024	WER Holdings, LLC	Regional provider of commercial landscaping services	$1,099,727	Senior Secured – First Lien
				$544,419	Delayed Draw Term Loan Commitment
				$163,326	Revolver Commitment
				$73,300	Equity
Add-On Investment	April 16, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$5,055	Equity
New Investment	May 10, 2024	Bridgefarmer & Associates, Inc.	Transportation focused construction engineering firm	$11,280,373	Senior Secured – First Lien
				$1,969,763	Revolver Commitment
				$492,441	Equity
New Investment	May 10, 2024	Luxium Solutions, LLC	Manufacturer and distributor of high-performance advanced materials and assemblies	$3,372,885	Senior Secured – First Lien
				$488,117	Delayed Draw Term Loan Commitment
*	Existing portfolio company

Credit Facilities

As of May 10, 2024, the outstanding balance under the Credit Facility was $108,300,000.

Dividends Declared

On April 3, 2024, the Board declared a regular monthly dividend for each of April 2024, May 2024, and June 2024 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
4/3/2024	4/5/2024	4/30/2024	$0.1666
4/3/2024	5/1/2024	5/31/2024	$0.1666
4/3/2024	6/1/2024	6/28/2024	$0.1666

Sale of Unregistered Securities

Since March 31, 2024, the Company sold 414,531 common shares of beneficial interest at a price of $15.26 per share for aggregate proceeds of $6,325,743, which included $24,257 of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Since March 31, 2024, the Company also issued 11,915 common shares of beneficial interest for aggregate proceeds of $181,535 under the DRIP.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

On May 7, 2024, Stellus Private Credit BDC (the “Company”) delivered a capital drawdown notice to its investors relating to the sale of 1,310,616 common shares of beneficial interest (the “Shares”) of the Company for an aggregate offering price of $20,000,000. No underwriting discounts or commissions have been or will be paid in connection with the sale of the Shares. The sale of the Shares is expected to close on or about May 21, 2024.

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

We qualify and intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2024 and December 31, 2023, we were in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 207% and 210%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of March 31, 2024, we had $216.3 million (at fair value) invested in 41 portfolio companies. As of March 31, 2024, our portfolio included approximately 94% of first lien debt 6% of equity, and less than 1% in unsecured debt investments at fair value. The composition of our investments at cost and fair value as of March 31, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$203,958,115	$204,369,651
Unsecured Debt	56,401	55,422
Equity	9,915,394	11,889,737
Total Investments	$213,929,910	$216,314,810
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 4.6% of our portfolio at fair value.

As of December 31, 2023, we had $208.6 million (at fair value) invested in 39 portfolio companies. As of December 31, 2023, our portfolio included approximately 95% of first lien debt and 5% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$197,028,209	$197,292,058
Unsecured Debt	17,417	17,730
Equity	9,468,132	11,264,290
Total Investments	$206,513,758	$208,574,078
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 4.8% of our portfolio at fair value.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2024 and December 31, 2023, we had unfunded commitments of $40.8 million and $49.3 million, respectively, to provide debt financing to 32 and 31 portfolio companies, respectively. As of March 31, 2024, we had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2024:

			% of Total
	Cost	Fair Value	Investments
Florida	$48,929,656	$48,098,283	22.23%
Texas	37,088,035	38,379,893	17.74%
New York	26,747,464	27,611,352	12.76%
Illinois	14,270,605	14,268,720	6.60%
United Kingdom	11,630,110	11,549,620	5.34%
Pennsylvania	11,410,563	11,541,597	5.34%
California	10,950,175	10,969,992	5.07%
Colorado	9,045,613	9,159,548	4.23%
Arizona	6,927,372	7,141,754	3.30%
Wisconsin	6,504,431	6,905,792	3.19%
Indiana	6,340,371	6,485,592	3.00%
Maryland	5,659,995	5,570,381	2.58%
Michigan	4,917,503	4,951,846	2.29%
Tennessee	4,208,367	4,252,264	1.97%
Idaho	3,742,058	3,769,183	1.74%
South Carolina	2,266,205	2,333,382	1.08%
Canada	1,711,780	1,711,780	0.79%
Louisiana	1,579,607	1,613,831	0.75%
	$213,929,910	$216,314,810	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Florida	$47,985,943	$47,412,096	22.72%
Texas	37,133,239	38,033,969	18.23%
New York	23,622,043	24,424,604	11.71%
Illinois	14,285,952	14,304,158	6.86%
United Kingdom	11,476,203	11,470,576	5.50%
California	10,179,477	10,199,429	4.89%
Colorado	9,060,354	9,107,041	4.37%
Washington	7,270,793	7,348,686	3.52%
Wisconsin	6,519,665	6,860,626	3.29%
Arizona	6,441,865	6,672,848	3.20%
Indiana	6,334,763	6,447,480	3.09%
Maryland	5,783,110	5,666,693	2.72%
Michigan	4,924,682	4,955,289	2.38%
Tennessee	4,215,598	4,210,505	2.02%
Idaho	3,740,650	3,769,183	1.81%
Pennsylvania	3,588,298	3,676,646	1.76%
South Carolina	2,269,766	2,334,881	1.12%
Louisiana	1,681,357	1,679,368	0.81%
	$206,513,758	$208,574,078	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2024:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$42,884,481	$44,008,406	20.33%
High Tech Industries	26,542,433	27,000,626	12.47%
Healthcare & Pharmaceuticals	20,712,156	20,866,382	9.65%
Capital Equipment	19,477,738	20,173,238	9.33%
Consumer Goods: Non-Durable	18,078,718	18,812,339	8.70%
Media: Advertising, Printing & Publishing	13,797,704	13,817,417	6.39%
Media: Diversified & Production	11,630,110	11,549,620	5.34%
Environmental Industries	10,425,547	10,582,121	4.89%
Consumer Goods: Durable	9,777,229	9,853,316	4.56%
Chemicals, Plastics, & Rubber	8,385,647	8,327,392	3.85%
Energy: Oil & Gas	7,826,116	7,826,116	3.62%
Services: Consumer	8,324,786	7,390,822	3.42%
Retail	5,889,398	5,837,693	2.70%
Beverage, Food, & Tobacco	4,208,367	4,252,264	1.97%
Hotel, Gaming, & Leisure	3,012,120	3,056,477	1.41%
Construction & Building	2,957,360	2,960,581	1.37%
	$213,929,910	$216,314,810	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$40,324,028	$40,933,710	19.62%
High Tech Industries	36,937,023	37,606,799	18.02%
Consumer Goods: Non-Durable	18,332,366	18,997,773	9.11%
Healthcare & Pharmaceuticals	17,181,920	17,426,668	8.36%
Capital Equipment	14,900,292	15,394,271	7.38%
Media: Diversified & Production	11,476,203	11,470,576	5.50%
Services: Consumer	11,346,137	10,675,477	5.12%
Consumer Goods: Durable	10,204,075	10,252,213	4.92%
Environmental Industries	10,195,954	10,197,506	4.89%
Construction & Building	9,444,618	9,532,534	4.57%
Media: Advertising, Printing & Publishing	8,754,958	8,754,027	4.20%
Chemicals, Plastics, & Rubber	8,137,920	8,064,517	3.87%
Media: Broadcasting & Subscription	5,062,666	5,057,502	2.42%
Beverage, Food, & Tobacco	4,215,598	4,210,505	2.02%
	$206,513,758	$208,574,078	100.00%

At March 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $5.2 million and $5.3 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $11.6 million and $11.5 million, respectively. At December 31, 2023, our average portfolio company investment at amortized cost and fair value was approximately $5.3 million and $5.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $11.5 million.

At March 31, 2024, 95% our debt investments bore interest based on floating rates (subject to interest rate floors) and 5% bore interest at fixed rates. At December 31, 2023, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 4% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2024 and December 31, 2023 was approximately 12.4% and 12.5%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of both March 31, 2024 and December 31, 2023 was approximately 11.9%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $0.3 million and $0.6 million, respectively.

Investment Activity

During the three months ended March 31, 2024, we made an aggregate of $16.5 million of investments in three new portfolio companies and three existing portfolio companies. During the three months ended March 31, 2024, we received an aggregate of $9.4 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2024			As of December 31, 2023
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$27.8	13%	5	$27.2	13%	5
2	181.1	84%	34	177.5	85%	33
3	7.4	3%	2	3.9	2%	1
Total	$216.3	100%	41	$208.6	100%	39

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2024 and December 31, 2023, zero loans were on non-accrual status.

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

Comparison of the three months ended March 31, 2024 and 2023

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind (“ PIK”) interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three months ended March 31, 2024 and 2023 (in millions).

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest income(1)	$6.1	$4.6
PIK interest	0.1	-
Miscellaneous fees(1)	0.2	0.3
Total	$6.4	$4.9
(1)	For the three months ended March 31, 2024 and 2023, we recognized $0.1 million and $0.3 million, respectively, of non-recurring income related to early repayments to specific loan positions.

The increase in interest income from the respective periods was due primarily to growth in the overall investment portfolio and rising interest rates.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital and the Advisor, or payable to third parties, including agents, consultants, or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating, and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state, and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2024 and 2023 (in millions).

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating Expenses
Management fees	$0.8	$0.6
Income incentive fees	0.6	0.5
Capital gains incentive fee	0.1	—
Professional fees	0.3	0.2
Amortization of deferred offering costs	—	0.1
Administrative services expenses	0.1	0.1
Interest expense and other fees	2.1	1.7
Other general and administrative expenses	0.1	0.1
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	(1.2)	(1.0)
Net Operating Expenses	$2.9	$2.3

The increase in operating expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facility, as well as rising interest rates and (2) higher incentive fees due to portfolio performance, offset by the increased expenses reimbursed/fees waived by the Advisor (See Note 2 for further details).

Net Investment Income

For the three months ended March 31, 2024, net investment income was $3.6 million, or $0.49 per common share of beneficial interest (based on 7,227,206 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2024).

For the three months ended March 31, 2023, net investment income was $2.6 million, or $0.48 per common share of beneficial interest (based on 5.501.765 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2023).

The increase in net investment income over the respective periods was due to higher investment income as a result of a larger investment portfolio and rising interest rates, offset by the increase in expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. There were no realized gains on investments for both the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023, the Company realized less than $0.1 million of net realized gains related to foreign currency translations.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2024 and 2023 totaled $9.4 million and $9.8 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended March 31, 2024 and 2023 totaled $0.3 million and ($0.1) million, respectively.

Provision for Taxes on Unrealized Appreciation on Investments

PBDC Consolidated Blocker, LLC (the “Taxable Subsidiary”) permits us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2024, we recognized a benefit for income tax on unrealized investments of less than $0.1 million for the Taxable Subsidiary. As of March 31, 2024 and December 31, 2023, there was $0.1 million and $0.2 million of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2023, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2024, net increase in net assets resulting from operations totaled $3.9 million, or $0.54 per common share of beneficial interest (based on 7,227,206 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2024).

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

Financial Condition, Liquidity, and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $4.3 million for the three months ended March 31, 2024 primarily in connection with the purchase of new portfolio investments. Our operating activities provided net cash of $0.6 million for the three months ended March 31, 2023 primarily in connection with the purchase of new portfolio investments. Our financing activities for the three months ended March 31, 2024 provided cash of $4.0 million primarily from net borrowings on our Credit Facility (as defined below) and the issuance of common shares of beneficial interest. Our financing activities for the three months ended March 31, 2023 used cash of $8.3 million primarily from net paydowns on our Credit Facility and issuance of common shares of beneficial interest.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 207% and 210%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $0.3 million and $0.6 million.

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

Interest is paid monthly in arrears. There were no expenses related to the Commitment Facility for the three months ended March 31, 2024. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three months ended March 31, 2023 (dollars in millions):

March 31, 2023
Interest expense	$0.9
Loan structure fees amortization	0.1
Total interest and other fees	$1.0
Weighted average interest rate	6.5%
Effective interest rate (including fee amortization)	7.1%
Average debt outstanding	$55.0
Cash paid for interest and unused fees	$0.8

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2024 and December 31, 2023, we were in compliance with these covenants.

As of March 31, 2024 and December 31, 2023, there were $105.3 million and $98.0 million outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $1.4 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of March 31, 2024 and December 31, 2023, $0.9 million and $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facility payable.

	March 31, 2024	December 31, 2023
Credit Facility payable	$105.3	$98.0
Prepaid loan structure fees	(0.9)	(1.0)
Credit Facility payable, net of prepaid loan structure fees	$104.4	$97.0

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three months ended March 31, 2024 (dollars in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$2.0	$0.6
Loan structure fees amortization	0.1	0.1
Total interest and other fees	$2.1	$0.7
Weighted average interest rate	8.4%	9.0%
Effective interest rate (including fee amortization)	8.8%	10.1%
Average debt outstanding	$96.9	$297.1
Cash paid for interest and unused fees	$2.0	$6.4

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2024 and December 31, 2023, our off-balance sheet arrangements consisted of $40.8 million and $49.3 million, respectively, of unfunded commitments to provide debt and equity financings to 32 and 31 of our portfolio companies, respectively. As of March 31, 2024, we had sufficient liquidity to fund such unfunded commitments (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) should the need arise.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2023, the Company estimates that it has $1.5 million of undistributed taxable income that was carried forward toward distributions to be paid in 2024. All of the undistributed ordinary income as of December 31, 2023 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2023.

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

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	April 1, 2024	FairWave Holdings, LLC	Specialty coffee platform	$3,084,350	Senior Secured – First Lien
				$1,079,522	Delayed Draw Term Loan Commitment
				$462,652	Revolver Commitment
				$115,663	Equity
New Investment	April 11, 2024	WER Holdings, LLC	Regional provider of commercial landscaping services	$1,099,727	Senior Secured – First Lien
				$544,419	Delayed Draw Term Loan Commitment
				$163,326	Revolver Commitment
				$73,300	Equity
Add-On Investment	April 16, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$5,055	Equity
New Investment	May 10, 2024	Bridgefarmer & Associates, Inc.	Transportation focused construction engineering firm	$11,280,373	Senior Secured – First Lien
				$1,969,763	Revolver Commitment
				$492,441	Equity
New Investment	May 10, 2024	Luxium Solutions, LLC	Manufacturer and distributor of high-performance advanced materials and assemblies	$3,372,885	Senior Secured – First Lien
				$488,117	Delayed Draw Term Loan Commitment

*	Existing portfolio company

Credit Facility

As of May 10, 2024, the outstanding balance under the Credit Facility was $108.3 million.

Dividends Declared

On April 3, 2024, the Board declared a regular monthly dividend for each of April 2024, May 2024, and June 2024 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
4/3/2024	4/5/2024	4/30/2024	$0.1666
4/3/2024	5/1/2024	5/31/2024	$0.1666
4/3/2024	6/1/2024	6/28/2024	$0.1666

Sale of Unregistered Securities

Since March 31, 2024, the Company sold 414,531 common shares of beneficial interest at a price of $15.26 per share for aggregate proceeds of $6.3 million, which included less than $0.1 million of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Since March 31, 2024, the Company also issued 11,915 common shares of beneficial interest for aggregate proceeds of $0.2 million under the dividend reinvestment plan (“DRIP”).

On May 7, 2024, Stellus Private Credit BDC (the “Company”) delivered a capital drawdown notice to its investors relating to the sale of 1,310,616 common shares of beneficial interest (the “Shares”) of the Company for an aggregate offering price of $20.0 million. No underwriting discounts or commissions have been or will be paid in connection with the sale of the Shares. The sale of the Shares is expected to close on or about May 21, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in May 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. As of March 31, 2024 and December 31, 2023, 95% and 96% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rate, subject to interest rate floors. As of both March 31, 2024 and December 31, 2023, the weighted average interest rate floor on our floating rate loans was 1.45%.

Assuming that the Statements of Assets and Liabilities as of March 31, 2024 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$4.0	$(2.1)	$1.9
Up 150 basis points	3.0	(1.6)	1.4
Up 100 basis points	2.0	(1.1)	0.9
Up 50 basis points	1.0	(0.5)	0.5
Down 50 basis points	(1.0)	0.5	(0.5)
Down 100 basis points	(2.0)	1.1	(0.9)
Down 150 basis points	(3.0)	1.6	(1.4)
Down 200 basis points	(4.0)	2.1	(1.9)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of March 28, 2024, the three month three month SOFR rate was 530 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of 25 bps SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet and other business or economic developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2024 and 2023, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2024 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider all information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities.

There have been no material changes known to us during the period ended March 31, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use DRIP of Proceeds

For the three months ended March 31, 2024, pursuant to capital commitments received, the Company issued 232,516 common shares of beneficial interest at a weighted average price of $15.21 for total proceeds of $3,550,000, which included the impact of $13,454 of organization expense allocation pursuant to subscription agreements entered into between the Company and investors.

The Company issued 23,386 common shares of beneficial interest under the DRIP during the three months ended March 31, 2024 for total proceeds of $354,239.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement.”

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2024	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer