Form 10-Q
period 2024-06-30
Stellus Private Credit BDC
filed 2024-08-09
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, par value $0.01 per share, outstanding as of August 9, 2024 was 9,503,475.

STELLUS PRIVATE CREDIT BDC

i

Item 1. Financial Statements

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024
	(unaudited)	December 31, 2023
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $252,191,163 and $206,513,758, respectively)	$254,154,676	$208,574,078
Cash and cash equivalents	565,106	593,685
Interest receivable	1,918,469	1,495,581
Expense reimbursement receivable from the Advisor (Note 2)	77,042	126,539
Deferred offering costs	105,843	72,875
Related party receivable	113,666	162,455
Prepaid expenses	84,493	127,019
Receivable for sales and repayments of investments	121,092	71,105
Total Assets	$257,263,779	$211,223,337
LIABILITIES
Credit Facilities payable	$112,219,734	$97,031,517
Dividends payable	—	3,551,068
Unearned revenue	801,369	897,538
Income incentive fee payable	445,911	439,854
Capital gains incentive fee payable	291,758	261,684
Interest payable	334,536	367,093
Administrative services payable	131,543	124,958
Income tax payable	51,769	182,489
Deferred tax liability	164,066	167,865
Other accrued expenses and liabilities	190,207	177,249
Total Liabilities	$114,630,893	$103,201,315
Commitments and contingencies (Note 7)
Net Assets	$142,632,886	$108,022,022
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 9,390,537 and 7,102,136 issued and outstanding, respectively)	$93,905	$71,021
Paid-in capital	139,747,341	104,810,048
Total distributable earnings	2,791,640	3,140,953
Net Assets	$142,632,886	$108,022,022
Total Liabilities and Net Assets	$257,263,779	$211,223,337
Net Asset Value Per Share	$15.19	$15.21

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INVESTMENT INCOME
Interest income	$6,844,595	$5,158,773	$13,153,976	$9,890,725
Other income	86,125	62,484	195,721	238,553
Total Investment Income	$6,930,720	$5,221,257	$13,349,697	$10,129,278
OPERATING EXPENSES
Management fees	$800,653	$666,721	$1,601,307	$1,268,560
Income incentive fees	642,470	468,011	1,240,871	907,677
Capital gains incentive (reversal) fee	(7,817)	124,892	30,074	124,892
Professional fees	128,021	168,703	324,932	380,511
Organization costs	—	—	—	1,000
Amortization of deferred offering costs	48,654	41,106	95,382	98,729
Administrative services expenses	122,272	100,914	244,049	194,674
Trustees' fees	40,000	40,000	80,000	80,000
Insurance expense	20,197	20,307	40,393	40,391
Valuation fees	1,559	615	28,718	18,274
Interest expense and other fees	2,278,332	1,822,407	4,388,451	3,525,910
Income tax expense	7,685	8,855	29,274	16,690
Other general and administrative expenses	77,912	37,503	120,845	81,023
Total Operating Expenses	$4,159,938	$3,500,034	$8,224,296	$6,738,331
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	$(1,091,852)	$(961,954)	$(2,289,748)	$(1,930,229)
Net Operating Expenses	$3,068,086	$2,538,080	$5,934,548	$4,808,102
Net Investment Income	$3,862,634	$2,683,177	$7,415,149	$5,321,176
Net realized gain on foreign currency translation	$6,403	$7,846	14,845	11,321
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	(417,099)	1,819,403	(83,638)	1,747,377
Net change in unrealized depreciation on foreign currency translations	(4,288)	(27)	(13,169)	6,193
(Provision) benefit for taxes on net unrealized (gain) loss on investments	(42,087)	—	3,798	—
Net Increase in Net Assets Resulting from Operations	$3,405,563	$4,510,399	$7,336,985	$7,086,067
Net Investment Income Per Share – basic and diluted	$0.46	$0.44	$0.95	$0.92
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.41	$0.75	$0.94	$1.23
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	8,310,559	6,037,036	7,768,883	5,770,879
Distributions Per Share – basic and diluted	$0.49	$0.45	$0.99	$0.87

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	(loss) gain	Net Assets
Balances at December 31, 2022	5,483,433	$54,834	$80,950,845	$(742,722)	$80,262,957
Net investment income	—	—	—	2,637,999	2,637,999
Net realized gain on foreign currency translation	—	—	—	3,475	3,475
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(72,026)	(72,026)
Net change in unrealized appreciation on foreign currency translations	—	—	—	6,220	6,220
Distributions from net investment income	—	—	—	(2,306,409)	(2,306,409)
Issuance of common shares of beneficial interest	349,546	3,496	5,115,958	—	5,119,454
Balances at March 31, 2023	5,832,979	$58,330	$86,066,803	$(473,463)	$85,651,670
Net investment income	—	—	—	2,683,177	2,683,177
Net realized gain on foreign currency translation	—	—	—	7,846	7,846
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,819,403	1,819,403
Net change in unrealized depreciation on foreign currency translation	—	—	—	(27)	(27)
Distributions from net investment income	—	—	—	(2,720,486)	(2,720,486)
Issuance of common shares of beneficial interest	349,945	3,499	5,152,116	—	5,155,615
Balances at June 30, 2023	6,182,924	$61,829	$91,218,919	$1,316,450	$92,597,198

Balances at December 31, 2023	7,102,136	$71,021	$104,810,048	$3,140,953	$108,022,022
Net investment income	—	—	—	3,552,515	3,552,515
Net realized gain on foreign currency translation	—	—	—	8,442	8,442
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	333,461	333,461
Net change in unrealized depreciation on foreign currency translations	—	—	—	(8,881)	(8,881)
Benefit for taxes on net unrealized loss on investments	—	—	—	45,885	45,885
Distributions from net investment income	—	—	—	(3,610,362)	(3,610,362)
Issuance of common shares of beneficial interest	255,902	2,559	3,901,680	—	3,904,239
Balances at March 31, 2024	7,358,038	$73,580	$108,711,728	$3,462,013	$112,247,321
Net investment income	—	—	—	3,862,634	3,862,634
Net realized gain on foreign currency translation	—	—	—	6,403	6,403
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(417,099)	(417,099)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(4,288)	(4,288)
Provision for taxes on net unrealized gain on investments	—	—	—	(42,087)	(42,087)
Distributions from net investment income	—	—	—	(4,075,936)	(4,075,936)
Issuance of common shares of beneficial interest	2,032,499	20,325	31,035,613	—	31,055,938
Balances at June 30, 2024	9,390,537	$93,905	$139,747,341	$2,791,640	$142,632,886

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$7,336,985	$7,086,067
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(58,123,495)	(41,418,778)
Proceeds from sales and repayments of investments	13,029,056	12,580,637
Net change in unrealized depreciation (appreciation) on investments	83,638	(1,747,377)
Net change in unrealized depreciation (appreciation) foreign currency translations	13,169	(6,193)
Increase in investments due to PIK	(333,142)	—
Amortization of premium and accretion of discount, net	(299,811)	(221,155)
Deferred tax benefit	(3,799)	—
Amortization of loan structure fees	188,217	298,970
Amortization of deferred offering costs	95,382	98,729
Changes in other assets and liabilities
Increase in interest receivable	(422,888)	(279,075)
Increase in other receivable	(123,392)	—
Decrease (increase) in related party receivable	48,789	(94,964)
Decrease in expense reimbursements receivable from the Advisor	49,497	26,409
Decrease in prepaid expenses	42,526	70,588
Increase in administrative services payable	6,585	26,149
Decrease in interest payable	(32,557)	(389,912)
Increase in income incentive fees payable	6,057	30,837
Increase in capital gains incentive fees payable	30,074	124,892
(Decrease) increase in unearned revenue	(96,169)	68,341
(Decrease) increase in income tax payable	(130,720)	8,390
Increase in other accrued expenses and liabilities	12,958	7,771
Net Cash Used in Operating Activities	$(38,623,040)	$(23,729,674)
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$34,960,177	$10,275,069
Offering costs paid for common shares of beneficial interest issued	(128,350)	(131,095)
Stockholder distributions paid	(11,237,366)	(4,115,942)
Borrowings under Credit Facilities	67,100,000	72,000,000
Repayments of Credit Facilities	(52,100,000)	(57,415,000)
Financing costs paid on Credit Facilities	—	(352,744)
Short-term loan repayments	—	(11,250,000)
Net Cash Provided by Financing Activities	$38,594,461	$9,010,288
Net Decrease in Cash and Cash Equivalents	$(28,579)	$(14,719,386)
Cash and Cash Equivalents Balance at Beginning of Period	593,685	15,469,823
Cash and Cash Equivalents Balance at End of Period	$565,106	$750,437
Supplemental and Non-Cash Activities
Cash paid for interest expense	$4,232,791	$3,616,852
Income and excise tax paid	159,994	8,300
Increase in deferred offering costs	32,968	32,366
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	780,177	155,615
(Decrease) increase in dividends payable	(3,551,068)	910,953

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.83%		6/5/2023	6/5/2028	Services: Business	$2,486,670	$2,434,685	$2,474,237	1.73%
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.83%		10/31/2023	6/5/2028		654,823	640,248	651,549	0.46%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	503,611	563,255	0.39%
Total											$3,578,544	$3,689,041	2.58%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	1st Lien	1M SOFR+6.00%	2.00%	11.33%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$5,690,723	$5,586,772	$5,633,816	3.95%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	426,431	0.30%
Total											$6,023,778	$6,060,247	4.25%
AGT Robotique, Inc.	(4)								Trois Rivieres, Canada
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.00%	10.58%		6/24/2024	6/22/2029	Capital Equipment	$8,503,125	$8,333,063	$8,333,063	5.85%
Total											$8,333,063	$8,333,063	5.85%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.50%	11.58%		3/31/2023	3/31/2028	Capital Equipment	$3,689,643	$3,615,557	$3,671,195	2.57%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.50%	11.58%		3/31/2023	3/31/2028		480,926	475,303	478,521	0.34%
AR-USA Holdings, LLC Class A Units		Equity					3/31/2023			91	87,497	115,801	0.08%
Total											$4,178,357	$4,265,517	2.99%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	1st Lien	6M SOFR+5.25%	0.75%	10.62%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,096,787	$6,984,338	$7,096,787	4.99%
Term Loan	(5)	1st Lien	6M SOFR+5.75%	0.75%	11.23%		12/5/2023	7/1/2029		1,146,703	1,125,493	1,146,703	0.80%
Ishtar Co-Invest-B LP Partnership Interests		Equity					7/1/2022			298,251	164,180	848,477	0.59%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	85,213	242,419	0.17%
Total											$8,359,224	$9,334,386	6.55%
Archer Systems, LLC									Houston, TX
CF Arch Holdings LLC Class A Units		Equity					8/10/2022		Services: Business	496,967	496,967	950,770	0.67%
Total											$496,967	$950,770	0.67%
Axis Portable Air, LLC	(4)								Phoenix, AZ
Term Loan	(5)	1st Lien	3M SOFR+5.75%	2.00%	11.23%		4/17/2023	3/22/2028	Capital Equipment	$850,663	$836,872	$850,663	0.60%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.00%	11.23%		3/22/2022	3/22/2028		1,337,790	1,328,098	1,337,790	0.94%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.75%	2.00%	11.23%		11/3/2022	3/22/2028		4,095,274	4,095,274	4,095,274	2.87%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+5.75%	2.00%	11.19%		11/30/2023	3/22/2028		2,498,750	2,498,750	2,498,750	1.75%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	348,723	0.24%
Total											$8,911,655	$9,131,200	6.40%
Baker Manufacturing Company, LLC									Evansville, IN
Term Loan	(7)(8)	1st Lien	3M SOFR+5.25%	1.00%	11.37%		7/5/2022	7/5/2027	Capital Equipment	$5,668,458	$5,592,123	$5,611,773	3.93%
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022			330,978	330,978	333,038	0.23%
Total											$5,923,101	$5,944,811	4.16%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	442,307	595,699	0.42%
Total											$442,307	$595,699	0.42%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	1st Lien	1M SOFR+6.75%	1.00%	12.19%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$2,043,731	$2,000,408	$2,043,731	1.43%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	37,978	0.03%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity					3/15/2023			184,925	181,040	205,742	0.14%
Total											$2,215,583	$2,287,451	1.60%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	1st Lien	3M SOFR+7.00%	2.00%	12.55%		2/24/2022	2/7/2027	Retail	$4,608,170	$4,581,397	$4,539,047	3.18%
Term Loan	(5)	1st Lien	3M SOFR+7.00%	2.00%	12.55%		6/24/2022	2/7/2027		448,923	446,130	442,189	0.31%
Term Loan	(5)	1st Lien	3M SOFR+7.00%	2.00%	12.55%		3/27/2023	2/7/2027		644,824	640,130	635,152	0.45%
Revolver	(5)	1st Lien	3M SOFR+7.00%	2.00%	12.58%		2/24/2022	2/7/2027		590,791	590,791	581,929	0.41%
Total											$6,258,448	$6,198,317	4.35%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.80%		8/2/2023	8/2/2028	Environmental Industries	$5,885,580	$5,758,577	$5,709,013	4.00%
Revolver	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.80%		8/2/2023	8/2/2028		1,269,775	1,269,775	1,231,682	0.86%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,081	208,069	133,975	0.09%
Total											$7,236,421	$7,074,670	4.95%
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.98%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,366,797	$9,227,675	$9,273,130	6.51%
Revolver	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.98%		11/22/2022	11/22/2027		491,512	491,512	486,597	0.34%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	398,394	0.28%
Total											$10,263,966	$10,158,121	7.13%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	1st Lien	3M SOFR+6.50%	1.50%	11.83%		6/30/2023	6/30/2028	High Tech Industries	$4,711,876	$4,631,982	$4,688,317	3.29%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	641,784	0.45%
Total											$5,117,200	$5,330,101	3.74%
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.00%	11.73%		7/29/2022	7/29/2027	Services: Business	$3,489,497	$3,442,666	$3,402,260	2.39%
Revolver	(5)	1st Lien	3M SOFR+6.25%	1.00%	11.73%		7/29/2022	7/29/2027		1,084,504	1,084,504	1,057,391	0.74%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	358,505	0.25%
Total											$4,870,699	$4,818,156	3.38%
EHI Buyer, Inc.	(4)								Grand Prarie, TX
Term Loan	(5)	1st Lien	3M SOFR+6.50%	1.50%	11.83%		7/31/2023	7/31/2029	Environmental Industries	$2,799,530	$2,737,171	$2,799,530	1.96%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.50%	1.50%	11.83%		7/31/2023	7/31/2029		1,071,860	$1,058,769	$1,071,860	0.75%
EHI Group Holdings, L.P. Class A Units		Equity					7/31/2023			492	492,017	824,326	0.58%
Total											$4,287,957	$4,695,716	3.29%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	1st Lien	1M SOFR+6.50%	1.00%	11.96%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$2,666,692	$2,609,398	$2,653,359	1.86%
Revolver	(5)	1st Lien	1M SOFR+6.50%	1.00%	11.96%		5/22/2023	5/22/2028		176,599	176,599	175,716	0.12%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+6.50%	1.00%	11.96%		5/22/2023	5/22/2028		221,255	221,255	220,149	0.15%
Total											$3,007,252	$3,049,224	2.13%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	1st Lien	3M SOFR+6.25%	2.00%	11.55%		12/7/2023	12/7/2028	Services: Business	$5,143,359	$5,049,234	$5,091,925	3.57%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	317,655	0.22%
Total											$5,316,161	$5,409,580	3.79%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	1st Lien	1M SOFR+6.25%	1.00%	11.69%		3/16/2022	3/16/2027	Services: Business	$3,901,344	$3,866,614	$3,862,331	2.71%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	153,238	0.11%
Total											$4,034,617	$4,015,569	2.82%
FairWave Holdings, LLC	(4)								Kansas City, MO
Term Loan	(5)	1st Lien	3M SOFR+6.50%	1.50%	11.83%		4/1/2024	4/1/2029	Beverage, Food, & Tobacco	$3,076,639	$3,009,901	$3,009,901	2.11%
Revolver	(5)	1st Lien	3M SOFR+6.50%	1.50%	11.83%		4/1/2024	4/1/2029		138,796	138,796	135,785	0.10%
GRC Java Holdings, LLC Class A Units		Equity					4/1/2024			1,157	115,663	115,700	0.08%
Total											$3,264,360	$3,261,386	2.29%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
FiscalNote Boards LLC	(4) (6)								Toronto, Canada
Term Loan	(5)	1st Lien	1M SOFR+6.00%	1.00%	11.34%		3/11/2024	3/12/2029	Services: Business	$1,741,920	$1,708,700	$1,707,082	1.20%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity					5/28/2024			115	77,109	77,109	0.05%
FCP-Connect Holdings LLC Class A Common Shares		Equity					5/28/2024			115	-	-	0.00%
Total											$1,785,809	$1,784,191	1.25%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	1st Lien	3M SOFR+6.50%	1.00%	11.98%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,239,538	$1,222,024	$1,239,538	0.87%
Revolver	(5)	1st Lien	3M SOFR+6.50%	1.00%	11.98%		4/29/2022	4/29/2028		586,546	586,546	586,546	0.41%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.50%	1.00%	11.98%		4/29/2022	4/29/2028		527,630	527,630	527,630	0.37%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	263,120	0.18%
Total											$2,497,483	$2,616,834	1.83%
Green Intermediateco II, Inc.									Irvine, CA
Term Loan	(5)	1st Lien	1M SOFR+6.75%	2.00%	12.09%		8/8/2023	8/8/2028	High Tech Industries	$6,314,046	$6,177,324	$6,187,765	4.34%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+6.75%	2.00%	12.09%		8/8/2023	8/8/2028		1,626,178	1,607,935	1,593,654	1.12%
Green Topco Holdings, LLC Class A Units		Equity					8/8/2023			194,512	194,512	144,808	0.10%
Total											$7,979,771	$7,926,227	5.56%
Heartland Business Systems, LLC									Little Chute, WI
Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.00%	11.73%		8/26/2022	8/26/2027	Services: Business	$3,154,500	$3,111,069	$3,154,500	2.21%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.00%	11.73%		8/26/2022	8/26/2027		3,274,701	3,246,441	3,274,701	2.30%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	121,314	419,244	0.29%
Total											$6,478,824	$6,848,445	4.80%
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.00%	11.73%		2/1/2022	12/17/2026	Services: Business	$8,036,228	$7,991,813	$7,915,685	5.56%
Revolver	(5)	1st Lien	3M SOFR+6.25%	1.00%	11.73%		2/1/2022	12/17/2026		1,191,851	1,191,851	1,173,973	0.82%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.00%	11.73%		2/1/2022	12/17/2026		195,221	194,001	192,293	0.13%
Total											$9,377,665	$9,281,951	6.51%
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.83%		4/28/2023	4/28/2028	Services: Consumer	$2,653,619	$2,599,365	$2,494,402	1.75%
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.83%		6/30/2023	4/28/2028		120,619	118,089	113,382	0.08%
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.83%		10/11/2023	4/28/2028		241,847	236,568	227,336	0.16%
Revolver	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.83%		4/28/2023	4/28/2028		607,105	607,105	570,679	0.40%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			212	212,303	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity					1/31/2024			21	21,483	41,915	0.03%
Total											$3,794,913	$3,447,714	2.42%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.00%	11.34%		2/15/2022	2/15/2027	High Tech Industries	$5,578,748	$5,514,106	$5,578,748	3.91%
Revolver	(5)	1st Lien	1M SOFR+5.75%	1.00%	11.21%		2/15/2022	2/15/2027		569,260	569,260	569,260	0.40%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.00%	11.34%		2/15/2022	2/15/2027		2,330,408	2,315,726	2,330,408	1.63%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	670,430	0.47%
Total											$8,942,664	$9,148,846	6.41%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	1st Lien	6M SOFR+6.50%	1.00%	12.01%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$5,847,317	$5,772,244	$5,788,844	4.06%
Gauge Vimergy Coinvest, LLC Units		Equity					6/6/2022			178	175,035	64,349	0.05%
Total											$5,947,279	$5,853,193	4.11%
Luxium Solutions, LLC	(4)								Deerfield Beach, OH
Term Loan	(5)	1st Lien	1M SOFR+6.25%	1.00%	11.59%		5/10/2024	12/1/2027	High Tech Industries	$2,361,410	$2,327,282	$2,327,282	1.63%
Term Loan	(5)	1st Lien	1M SOFR+6.25%	1.00%	11.59%		5/10/2024	12/1/2027		1,005,482	990,951	990,950	0.69%
Total											$3,318,233	$3,318,232	2.32%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	1st Lien	3M SOFR+6.00%	1.00%	11.48%		9/2/2022	9/2/2027	Consumer Goods: Durable	$8,848,131	$8,756,113	$8,803,890	6.18%
Revolver	(5)	1st Lien	3M SOFR+6.00%	1.00%	11.48%		9/2/2022	9/2/2027		717,020	717,020	713,435	0.50%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	303,054	0.21%
Total											$9,784,615	$9,820,379	6.89%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	1st Lien	3M SOFR+7.00%	1.00%	12.33%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$4,697,359	$4,590,027	$4,650,385	3.26%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			461,351	461,351	369,314	0.26%
Total											$5,051,378	$5,019,699	3.52%
MedLearning Group, LLC	(4)								New York, NY
Term Loan	(5)	1st Lien	3M SOFR+6.50%	1.00%	11.83%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$1,753,242	$1,719,958	$1,718,177	1.20%
Term Loan	(5)	1st Lien	3M SOFR+6.50%	1.00%	11.83%		3/26/2024	12/30/2027		1,027,692	1,008,182	1,007,138	0.71%
Term Loan	(5)	1st Lien	3M SOFR+6.50%	1.00%	11.83%		3/26/2024	12/30/2027		839,083	823,194	822,301	0.58%
Total											$3,551,334	$3,547,616	2.49%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	1st Lien	3M SOFR+5.75%	2.00%	11.08%		12/21/2023	12/21/2028	Capital Equipment	$1,335,972	$1,311,220	$1,322,612	0.93%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.75%	2.00%	11.08%		12/21/2023	12/21/2028		1,531,747	1,516,849	1,516,430	1.06%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	350,291	0.25%
Total											$3,094,131	$3,189,333	2.24%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	1st Lien	1M SOFR+6.00%	1.00%	11.44%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$3,646,734	$3,621,879	$3,646,734	2.56%
Total											$3,621,879	$3,646,734	2.56%
Monitorus Holding, LLC	(6)								London, UK
Term Loan	(10)	1st Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,305,583	$6,266,694	$6,242,527	4.38%
Revolver	(10)	1st Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€1,289,577	1,401,980	1,387,960	0.97%
Delayed Draw Term Loan	(10)	1st Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€3,694,756	3,729,158	3,691,866	2.59%
Sapphire Aggregator S.a r.l. Convertible Bonds	(10)	Unsecured	8.0%		—	8.00%	11/15/2023	3/31/2025		€16,225	17,418	17,210	0.01%
Sapphire Aggregator S.a r.l. Convertible Bonds	(10)	Unsecured	8.0%		—	8.00%	3/1/2024	6/30/2025		€35,907	38,984	38,086	0.03%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	35,404	0.02%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	35,404	0.02%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	35,404	0.02%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	35,404	0.02%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	35,404	0.02%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	35,404	0.02%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	35,404	0.02%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	35,404	0.02%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	35,404	0.02%
Total											$11,748,732	$11,696,285	8.16%
Monarch Behavioral Therapy, LLC	(4)								Addison, TX
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.00%	10.33%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$5,261,383	$5,157,182	$5,157,182	3.62%
BI Investors, LLC Class A Units		Equity					6/6/2024			3,333	333,333	333,300	0.23%
Total											$5,490,515	$5,490,482	3.85%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	1st Lien	1M SOFR+6.25%	1.50%	11.59%		8/3/2023	8/3/2029	Construction & Building	$2,012,146	$1,971,765	$1,992,025	1.40%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+6.25%	1.50%	11.59%		8/3/2023	8/3/2029		780,852	772,628	773,043	0.54%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	192,184	0.13%
Total											$2,952,146	$2,957,252	2.07%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	1st Lien	3M SOFR+7.00%	1.75%	12.33%		11/16/2022	11/16/2027	Services: Business	$6,519,149	$6,422,145	$6,519,149	4.57%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	432,047	0.30%
Total											$6,757,644	$6,951,196	4.87%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Pearl Media Holdings, LLC	(4)(11)								Garland, TX
Term Loan	(5)	1st Lien	3M SOFR+6.25%	2.00%	11.73%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$2,576,024	$2,540,548	$2,537,384	1.78%
Total											$2,540,548	$2,537,384	1.78%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	1st Lien	3M SOFR+4.50%	1.50%	10.62%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$3,957,325	$3,891,983	$3,957,325	2.77%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	309,033	0.22%
Total											$4,210,981	$4,266,358	2.99%
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.98%		5/1/2023	8/2/2027	High Tech Industries	$4,121,779	$4,057,271	$4,121,779	2.89%
Revolver	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.98%		5/1/2023	8/2/2027		334,617	334,617	334,617	0.23%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	111,891	0.08%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	62,420	0.04%
Total											$4,585,753	$4,630,707	3.24%
Said Intermediate, LLC	(4)								Boston, MA
Term Loan	(5)	1st Lien	1M SOFR+5.50%	1.00%	10.84%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$5,818,182	$5,702,934	$5,702,934	4.00%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity					6/13/2024			663	272,727	272,727	0.19%
FCP-Said Holdings, LLC Class A Common Shares		Equity					6/13/2024			625	-	-	0.00%
Total											$5,975,661	$5,975,661	4.19%
Service Minds Company, LLC									Bradenton, FL
Term Loan	(5)	1st Lien	3M SOFR+7.50%	1.00%	7.98%	5.00%	2/7/2022	2/7/2028	Services: Consumer	$2,364,219	$2,334,345	$1,749,522	1.23%
Revolver	(5)	1st Lien	3M SOFR+7.50%	1.00%	7.98%	5.00%	2/7/2022	2/7/2028		659,964	659,964	488,373	0.34%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+7.50%	1.00%	7.98%	5.00%	2/7/2022	2/7/2028		1,611,589	1,599,989	1,192,576	0.84%
Total											$4,594,298	$3,430,471	2.41%
Teckrez, LLC	(4)								Jacksonville, FL
Term Loan	(5)	1st Lien	1M SOFR+6.75%	2.00%	12.19%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$1,750,765	$1,724,867	$1,724,867	1.21%
Revolver		1st Lien	1M SOFR+6.75%	2.00%	12.19%		5/24/2024	11/30/2028		108,925	108,925	107,314	0.08%
HH-Teckrez Parent, LP Preferred Units		Equity					5/24/2024			36,658	36,658	36,658	0.03%
Total											$1,870,450	$1,868,839	1.32%
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	1st Lien	3M SOFR+6.25%	2.00%	11.68%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$4,747,957	$4,645,558	$4,700,477	3.30%
BV HGI Holdings, L.P. Class A Units		Equity					8/7/2023			264,885	264,885	217,165	0.15%
Total											$4,910,443	$4,917,642	3.45%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	1st Lien	3M SOFR+6.00%	1.00%	11.48%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$5,628,652	$5,580,576	$5,487,936	3.85%
Total											$5,580,576	$5,487,936	3.85%
Titan Meter Bidco Corp.	(4)								Erie, PA
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	11.83%		3/11/2024	3/12/2029	Energy: Oil & Gas	$7,677,429	$7,421,531	$7,600,655	5.34%
Titan Meter Topco LP Class A Units		Equity					3/11/2024			395,667	395,667	481,866	0.34%
Total											$7,817,198	$8,082,521	5.68%
TriplePoint Acquisition Holdings LLC	(4)								Columbus, OH
Term Loan	(5)	1st Lien	3M SOFR+5.50%	1.00%	10.83%		5/31/2024	5/31/2029	Construction & Building	$4,246,034	$4,162,171	$4,162,171	2.92%
TriplePoint Holdco LLC Class A Units		Equity					5/31/2024			442,295	442,295	442,295	0.31%
Total											$4,604,466	$4,604,466	3.23%
WER Holdings, LLC	(4)								Sugar Hill, GA
Term Loan	(5)	1st Lien	3M SOFR+5.50%	1.00%	10.81%		4/11/2024	4/11/2030	Services: Business	$1,099,727	$1,078,372	$1,078,372	0.76%
Revolver	(5)	1st Lien	3M SOFR+5.50%	1.00%	10.85%		4/11/2024	4/11/2030		54,442	54,442	53,385	0.04%
Blade Landscape Investments, LLC Class A Units		Equity					4/11/2024			733	73,300	73,300	0.05%
Total											$1,206,114	$1,205,057	0.85%
Total Non-controlled, non-affiliated investments											$252,191,163	$254,154,676	178.19%
Total Investments											$252,191,163	$254,154,676	178.19%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(111,521,790)	(78.19)%
NET ASSETS												$142,632,886	100.00%

(1)	See Note 1 of the Notes to the consolidated financial statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted in Euros (“€”).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

(4)	At June 30, 2024, the Company had the following outstanding revolver and delayed draw term loan commitments of which has no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$2,278,843	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
AGT Robotique, Inc.	Revolver	1,210,120	0.50%	June 22, 2029
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
Amika OpCo LLC *	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	196,930	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	1,649,248	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	2,609,627	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	430,073	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	191,383	0.50%	July 29, 2027
EHI Buyer, Inc.	Revolver	3,149,231	0.50%	July 31, 2029
EHI Buyer, Inc.	Delayed Draw Term Loan	338,482	1.00%	July 31, 2029
Equine Network, LLC	Revolver	35,320	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	148,618	1.00%	May 22, 2028
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	323,857	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	1,079,522	0.50%	April 1, 2029
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	254,005	1.00%	March 12, 2029
Florachem Corporation	Revolver	1,285,409	0.50%	April 29, 2028
HV Watterson Holdings, LLC	Revolver	49,660	0.50%	December 17, 2026
Impact Home Services LLC	Revolver	128,780	0.50%	April 28, 2028
Inoapps Bidco, LLC	Revolver	379,507	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
Luxium Solutions, LLC	Delayed Draw Term Loan	488,117	1.00%	December 1, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	819,451	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
MedLearning Group, LLC	Delayed Draw Term Loan	990,355	1.00%	December 30, 2027
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Michelli, LLC	Delayed Draw Term Loan	1,452,176	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	843,170	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	562,114	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	521,873	1.00%	August 3, 2029
RIA Advisory Borrower, LLC	Revolver	348,671	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Teckrez, LLC	Revolver	477,596	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026
Titan Meter Bidco Corp.	Revolver	810,176	0.50%	March 12, 2029
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,061,509	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	589,727	0.50%	May 31, 2029
WER Holdings, LLC	Revolver	108,884	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	544,419	0.50%	April 11, 2030
	Total Unfunded Commitments	$42,857,263

* Included in this investment is a Line of Credit in the amount of $71,794, with LOC rate of 5.25% and a maturity of July 1, 2028.

(5)	These loans include an interest rate floor feature that is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 93.9% of the Company’s total assets as of June 30, 2024.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $696,772.98, with an unfunded rate of 0.50% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.

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

December 31, 2023

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

June 30, 2024

(unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducting organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies (“ASC Topic 946”). The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) and a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital”). Stellus Capital serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). Stellus Capital, may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As of June 30, 2024, the Company has issued a total of 9,390,537 common shares of beneficial interest pursuant to draw downs of $110,000,000 from outstanding capital commitments, immediate share purchases of $28,980,000 from investors pursuant to subscription agreements, and $1,447,184 from dividend reinvestments for total contributed capital of $140,427,184. As of June 30, 2024, the Company had $121,687,500 in uncalled capital commitments pursuant to draw down subscription agreements.

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

As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (including any preferred stock that we may issue in the future) of at least 150%, subject to meeting certain conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 226% and 210%, respectively.

The Company’s investment objective is to maximize the total return to its shareholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023.

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

Cash and Cash Equivalents

As of June 30, 2024, cash balances totaling $7,138 did not exceed Federal Deposit Insurance Corporation (“FDIC”) insurance protection levels of $250,000.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

In addition, at June 30, 2024, the Company held $557,968 in cash equivalents, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

As of June 30, 2023, the Company held $5,000,000 of cash equivalents in U.S. Treasury Bills that matured on April 4, 2023. The U.S. Treasury Bills were purchased using $500,000 margin cash and proceeds from a $4,500,000 short-term loan from Raymond James Financial Inc., accruing interest at an annual rate of approximately 7.00%. For the three and six months ended June 30, 2023, the Company incurred interest expense of $448 and $2,187 related to the short-term loan, respectively. For the six months ended June 30, 2023, the Company paid $6,359 related to the short-term loan. For the three and six months ended June 30, 2024, no such U.S. Treasury Bills were held. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents.

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

June 30, 2024

(unaudited)

Organizational Costs

Organizational costs include costs relating to the formation and incorporation of the Company, which generally include legal fees. These costs are expensed as incurred.

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering costs, included on the Statements of Assets and Liabilities and amortized over a twelve-month period from Commencement of Operations. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to the Private Offering. As of June 30, 2024 and December 31, 2023, $105,843 and $72,875 of such offering costs had yet to be amortized, respectively.

Investments

Rule 2a-5 under the 1940 Act allows the Board to designate the Company’s investment adviser as the valuation designee to perform the fair value determination responsibilities, subject to certain conditions, including continued board of directors’ oversight and creates a framework for the determination of the fair value of a fund’s investment in order to establish a standard baseline valuation practice across all funds, whether it is a valuation designee or the board of directors making the fair value determination. Determination of fair value in good faith requires, among other things, assessment and management of material valuation risks, the establishment and consistent application of appropriate methodologies for calculating fair value (including regular review of which methodologies have been selected and monitoring for circumstances that require fair value), the regular testing of the established fair value methodologies, and the evaluation and oversight of any pricing services used. The Board has amended its valuation policy in accordance with the requirements of Rule 2a-5 and Rule 31a-4, except that it has not chosen to designate a valuation designee at this time.

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

June 30, 2024

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

A presentation of the interest income we have received from portfolio companies for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loan interest	$6,373,104	$4,931,471	$12,139,394	$9,340,920
PIK interest	173,199	—	333,142	—
Fee amortization income(1)	276,865	208,690	576,581	368,519
Fee income acceleration(2)	21,427	18,612	104,859	181,286
Total Interest Income	$6,844,595	$5,158,773	$13,153,976	$9,890,725
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

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

U.S. Federal Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code, and to operate in a manner to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

Current income tax expense estimates for the three and six months ended June 30, 2024 of $7,685 and $29,274, respectively, is related to federal excise taxes. Current income tax expense estimates for the three and six months ended June 30, 2023 of $8,855 and $16,690, respectively, is related to federal excise taxes.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of June 30, 2024, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and six months ended June 30, 2024 and 2023.

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

For the three and six months ended June 30, 2024, the Company recorded deferred income tax (provision) benefit of ($42,087) and $3,798 related to the Taxable Subsidiary, respectively. There was no such expense for the three and six months ended June 30, 2023. In addition, as of June 30, 2024 and December 31, 2023, the Company had a deferred tax liability of $164,066 and $167,865, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

Distributable Earnings

The components that make up total distributable earnings on the Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Accumulated net realized gain from investments	$739,225	$724,380
Net unrealized appreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $164,066 and $167,865, respectively	1,779,934	1,859,775
Net unrealized appreciation on foreign currency translations	19,512	32,680
Accumulated undistributed net investment income	252,969	524,118
Total distributable earnings	$2,791,640	$3,140,953

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. The Advisor voluntarily agreed to waive the base management fee until October 1, 2024. For periods thereafter, ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the three and six months ended June 30, 2024, the Company accrued management fees of $800,653 and $1,601,307, respectively, all of which have been waived. For the three and six months ended June 30, 2023, the Company accrued management fees of $666,721 and $1,268,560, respectively, all of which have been waived. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

Incentive Fee

The Incentive Fee will consist of two components, an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other, with the result that one component may be payable even if the other is not.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

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

For the three and six months ended June 30, 2024, the Company accrued Income Incentive Fees of $642,470 and $1,240,871, respectively. For the three and six months ended June 30, 2024, $214,157 and $413,624 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange. For the three and six months ended June 30, 2023, the Company accrued Income Incentive Fees of $468,011 and $907,677, respectively. For the three and six months ended June 30, 2023, $156,004 and $302,559 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

As of June 30, 2024 and December 31, 2023, $445,911 and $439,854, respectively, of such Income Incentive Fees were payable to the Advisor, of which $417,871 and $431,781, respectively, are currently payable (as explained below). As of June 30, 2024 and December 31, 2023, $28,041 and $8,085, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. As of both June 30, 2024 and December 31, 2023, no Income Incentive Fees were deferred, pursuant to the Cumulative Pre-Incentive Fee Net Return limitation, and are not currently payable. The Income Incentive Fees that have been waived by the Advisor are not subject to recoupment.

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

For the three and six months ended June 30, 2024, the Company (reversed) accrued ($7,817) and $30,074 of Capital Gains Incentive Fee, respectively. For both the three and six months ended June 30, 2023, the Company accrued $124,892 of Capital Gains Incentive Fee. As of June 30, 2024 and December 31, 2023, $291,758 and $261,684, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

Expense Support and Conditional Reimbursement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor under which the Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of the Company’s total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three and six months ended June 30, 2024, the Company recorded expense reimbursements of $77,042 and $274,817, respectively. For the three and six months ended June 30, 2023, the Company recorded expense reimbursements of $139,229 and $359,109, respectively.

Reimbursements made by the Advisor with respect to the Company, pursuant to the Expense Support Agreement, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such reimbursements occurred.

As of June 30, 2024, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025
March 31, 2023	219,880	—	219,880	March 31, 2026
June 30, 2023	139,229	—	139,229	June 30, 2026
September 30, 2023	82,743	—	82,743	September 30, 2026
December 31, 2023	126,539	—	126,539	December 31, 2026
March 31, 2024	197,775	—	197,775	March 31, 2027
June 30, 2024	77,042	—	77,042	June 30, 2027
Totals	$1,231,550	$—	$1,231,550

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

For the three and six months ended June 30, 2024 and 2023, the Company recorded an expense relating to trustees’ fees of $40,000 and $80,000, respectively. As of both June 30, 2024 and December 31, 2023, no trustees’ fees were payable to the Company’s trustees.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three and six months ended June 30, 2024, the Company recorded expenses of $93,718 and $190,416, respectively, relating to the Administration Agreement. For the three and six months ended June 30, 2023, the Company recorded expenses of $75,124 and $147,625, respectively, relating to the Administration Agreement. As of June 30, 2024 and December 31, 2023, $93,718 and $93,007, respectively, remained payable to Stellus Capital under the Administration Agreement.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

For the three and six months ended June 30, 2024, the Company declared aggregate distributions of $0.50 and $1.00 per share on its common stock, respectively. The distribution declared for the three and six months ended June 30, 2024 differ from the amounts disclosed in the statements of operations as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end. For the three and six months ended June 30, 2023, the Company declared aggregate distributions of $0.44 and $0.86 per share on its common stock, respectively. The Company has declared distributions of $3.69 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024
January 13, 2024	January 15, 2024	January 31, 2024	$0.1666
January 13, 2024	February 1, 2024	February 29, 2024	$0.1666
January 13, 2024	March 1, 2024	March 29, 2024	$0.1666
April 3, 2024	April 5, 2024	April 30, 2024	$0.1666
April 3, 2024	May 1, 2024	May 31, 2024	$0.1666
April 3, 2024	June 1, 2024	June 28, 2024	$0.1666
Total			$3.69
(1)	Distributions for the year ended 2023 and 2022 are shown in aggregate amounts.

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and the Company's transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the Company's transfer agent and registrar in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board for such distribution. If such notice is not received by the record date fixed by the Board for such distribution, then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company issued 27,931 and 51,317 shares through the DRIP for the three and six months ended June 30, 2024, respectively. The Company issued 10,629 and 18,646 shares through the DRIP for the three and six months ended June 30, 2023, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

As of June 30, 2024, the Company has issued a total of 9,390,537 common shares of beneficial interest in connection with draw downs of $110,000,000 from outstanding capital commitments and immediate share purchases of $28,980,000 from investors pursuant to subscription agreements and $1,447,184 from dividend reinvestments for total contributed capital of $140,427,184. As of June 30, 2024, the Company had $121,687,500 in uncalled capital commitments pursuant to draw down subscription agreements.

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507	14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000	15.10
Dividend reinvestment	January 5, 2024	13,315	201,062	—	201,062	15.10
Immediate share issuance	January 30, 2024	117,897	1,793,210	6,790	1,800,000	15.21
Dividend reinvestment	January 31, 2024	4,938	75,104	—	75,104	15.21
Dividend reinvestment	February 29, 2024	5,133	78,073	—	78,073	15.21
Immediate share issuance	March 1, 2024	73,683	1,120,712	4,288	1,125,000	15.21
Immediate share issuance	March 28, 2024	40,936	622,624	2,376	625,000	15.21
Dividend reinvestment	April 1, 2024	5,717	86,959	—	86,959	15.21
Immediate share issuance	April 29, 2024	414,531	6,325,743	24,257	6,350,000	15.26
Dividend reinvestment	April 30, 2024	6,198	94,576	—	94,576	15.26
Capital draw down	May 22, 2024	1,310,616	20,000,000	—	20,000,000	15.26
Immediate share issuance	May 31, 2024	214,138	3,267,729	12,271	3,280,000	15.26
Dividend reinvestment	May 31, 2024	7,930	121,011	—	121,011	15.26
Immediate share issuance	June 26, 2024	65,283	996,220	3,780	1,000,000	15.26
Dividend reinvestment	June 28, 2024	8,086	123,392	—	123,392	15.26
Total		9,390,537	$140,320,468	$106,716	$140,427,184
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of June 30, 2024, in the amount of $585,938, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase in net assets resulting from operations	$3,405,563	$4,510,399	$7,336,985	$7,086,067
Weighted average common shares of beneficial interest	8,310,559	6,037,036	7,768,883	5,770,879
Net increase in net assets from operations per share	$0.41	$0.75	$0.94	$1.23

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

At June 30, 2024, the Company had investments in 49 portfolio companies. The composition of our investments as of June 30, 2024 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$240,879,977	$240,500,314
Unsecured Debt	56,402	55,296
Equity	11,254,784	13,599,066
Total Investments	$252,191,163	$254,154,676
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 3.8% of our portfolio at fair value.

At December 31, 2023, the Company had investments in 39 portfolio companies. The composition of our investments as of December 31, 2023 was as follows:

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had 39 and 31 of such investments with aggregate unfunded commitments of $42,857,263 and $49,348,063, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

The aggregate gross unrealized appreciation (depreciation) and the aggregate cost and fair value of the Company’s portfolio company securities as June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Aggregate cost of portfolio company securities	$252,191,163	$206,513,758
Gross unrealized appreciation of portfolio company securities	4,598,332	3,462,958
Gross unrealized depreciation of portfolio company securities	(2,654,330)	(1,435,318)
Gross unrealized appreciation on foreign currency translation	20,053	32,680
Gross unrealized depreciation on foreign currency translation	(542)	—
Aggregate fair value of portfolio company securities	$254,154,676	$208,574,078

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2024 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$240,500,314	$240,500,314
Unsecured Debt	—	—	55,296	55,296
Equity	—	—	13,599,066	13,599,066
Total Investments	$—	$—	$254,154,676	$254,154,676

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

The changes in aggregate values of Level 3 portfolio investments during the six months ended June 30, 2024 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2023	$197,292,058	$17,730	$11,264,290	$208,574,078
Purchases of investments	56,274,610	38,984	1,809,901	58,123,495
Payment-in-kind interest	333,142	—	—	333,142
Sales and Redemptions	(13,055,794)	—	(23,249)	(13,079,043)
Change in unrealized depreciation on investments included in earnings	(643,513)	(390)	560,265	(83,638)
Change in unrealized depreciation on foreign currency translation included in earnings	—	(1,028)	(12,141)	(13,169)
Amortization of premium and accretion of discount, net	299,811	—	—	299,811
Fair value at June 30, 2024	$240,500,314	$55,296	$13,599,066	$254,154,676

There were no Level 3 transfers during the six months ended June 30, 2024.

The changes in aggregate values of Level 3 portfolio investments during the year ended December 31, 2023 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2022	$152,257,418	$—	$5,247,337	$157,504,755
Purchases of investments	84,421,200	17,418	4,883,983	89,322,601
Payment-in-kind interest	129,990	—	—	129,990
Sales and Redemptions	(40,851,030)	—	(1,453,664)	(42,304,694)
Realized gain on investment	—	—	841,075	841,075
Change in unrealized appreciation (depreciation) on investments included in earnings	832,371	(175)	1,734,327	2,566,523
Change in unrealized appreciation on foreign currency translation included in earnings	—	487	11,232	11,719
Amortization of premium and accretion of discount, net	502,109	—	—	502,109
Fair value at December 31, 2023	$197,292,058	$17,730	$11,264,290	$208,574,078

There were no Level 3 transfers during the year ended December 31, 2023.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$51,227,368	$49,544,383	19.50%
Texas	43,426,580	45,125,343	17.77%
New York	26,746,551	27,722,080	10.92%
Illinois	14,248,364	14,100,107	5.55%
Pennsylvania	11,395,742	11,771,562	4.63%
United Kingdom	11,748,732	11,696,285	4.60%
California	10,931,917	10,883,479	4.28%
Canada	10,118,872	10,117,254	3.98%
Arizona	8,911,655	9,131,200	3.59%
Colorado	9,031,030	9,109,471	3.58%
Ohio	7,922,699	7,922,698	3.12%
Wisconsin	6,478,824	6,848,445	2.69%
Massachusetts	5,975,661	5,975,661	2.35%
Indiana	5,923,101	5,944,811	2.34%
Maryland	5,580,576	5,487,936	2.16%
Michigan	4,910,443	4,917,642	1.93%
Tennessee	4,210,981	4,266,358	1.68%
Idaho	3,621,879	3,646,734	1.43%
Missouri	3,264,360	3,261,386	1.28%
Louisiana	3,094,131	3,189,333	1.25%
South Carolina	2,215,583	2,287,451	0.90%
Georgia	1,206,114	1,205,057	0.47%
	$252,191,163	$254,154,676	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$47,985,943	$47,412,096	22.72%
Texas	37,133,239	38,033,969	18.23%
New York	23,622,043	24,424,604	11.71%
Illinois	14,285,952	14,304,158	6.86%
United Kingdom	11,476,203	11,470,576	5.50%
California	10,179,477	10,199,429	4.89%
Colorado	9,060,354	9,107,041	4.37%
Washington	7,270,793	7,348,686	3.52%
Wisconsin	6,519,665	6,860,626	3.29%
Arizona	6,441,865	6,672,848	3.20%
Indiana	6,334,763	6,447,480	3.09%
Maryland	5,783,110	5,666,693	2.72%
Michigan	4,924,682	4,955,289	2.38%
Tennessee	4,215,598	4,210,505	2.02%
Idaho	3,740,650	3,769,183	1.81%
Pennsylvania	3,588,298	3,676,646	1.76%
South Carolina	2,269,766	2,334,881	1.12%
Louisiana	1,681,357	1,679,368	0.81%
	$206,513,758	$208,574,078	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$43,903,044	$44,953,956	17.69%
Capital Equipment	30,882,614	31,459,623	12.38%
High Tech Industries	29,943,621	30,354,113	11.94%
Healthcare & Pharmaceuticals	26,431,841	26,401,312	10.39%
Media: Advertising, Printing & Publishing	19,591,365	19,592,991	7.71%
Consumer Goods: Non-Durable	17,928,382	18,834,313	7.41%
Environmental Industries	11,524,378	11,770,386	4.63%
Media: Diversified & Production	11,748,732	11,696,285	4.60%
Chemicals, Plastics, & Rubber	9,948,509	9,973,609	3.92%
Consumer Goods: Durable	9,784,615	9,820,379	3.86%
Energy: Oil & Gas	7,817,198	8,082,521	3.18%
Construction & Building	7,556,612	7,561,718	2.98%
Beverage, Food, & Tobacco	7,475,341	7,527,744	2.96%
Services: Consumer	8,389,211	6,878,185	2.71%
Retail	6,258,448	6,198,317	2.44%
Hotel, Gaming, & Leisure	3,007,252	3,049,224	1.20%
	$252,191,163	$254,154,676	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$40,324,028	$40,933,710	19.62%
High Tech Industries	36,937,023	37,606,799	18.02%
Consumer Goods: Non-Durable	18,332,366	18,997,773	9.11%
Healthcare & Pharmaceuticals	17,181,920	17,426,668	8.36%
Capital Equipment	14,900,292	15,394,271	7.38%
Media: Diversified & Production	11,476,203	11,470,576	5.50%
Services: Consumer	11,346,137	10,675,477	5.12%
Consumer Goods: Durable	10,204,075	10,252,213	4.92%
Environmental Industries	10,195,954	10,197,506	4.89%
Construction & Building	9,444,618	9,532,534	4.57%
Media: Advertising, Printing & Publishing	8,754,958	8,754,027	4.20%
Chemicals, Plastics, & Rubber	8,137,920	8,064,517	3.87%
Media: Broadcasting & Subscription	5,062,666	5,057,502	2.42%
Beverage, Food, & Tobacco	4,215,598	4,210,505	2.02%
	$206,513,758	$208,574,078	100.00%

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$240,500,314	Income/Market	HY credit spreads,	-2.20% to 6.36% (-0.56%)
		approach(2)	Risk free rates	0.00% to 2.75% (0.77%)
			Market multiples	5.3x to 19.3x (11.8x)(4)

Unsecured debt	$55,296	Recent transaction	Transaction price	N/A

Equity investments	$13,599,066	Market approach(5)	Underwriting multiple/
			EBITDA multiple	5.2x to 18.8x (11.4x)
	$254,154,676
(1)	Weighted average based on fair value as of June 30, 2024.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.20% (-220 basis points) to 6.36% (636 basis points). The average of all changes was -0.56% (-56 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
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

June 30, 2024

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

As of June 30, 2024, the Company had $42,857,263 in unfunded debt commitments to 39 existing portfolio companies. As of December 31, 2023, the Company had $49,348,063 in unfunded debt commitments to 31 existing portfolio companies. As of June 30, 2024, the Company had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	Six Months Ended
	June 30, 2024		June 30, 2023
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$15.21		$14.64
Net investment income	0.95		0.92
Change in unrealized (depreciation) appreciation on investments	(0.01)		0.31
Total from operations	$0.94		$1.23
Stockholder distributions from:
Net investment income	(0.99)		(0.87)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.02
Other(2)	0.01		(0.02)
Net asset value at end of period	$15.19		$14.98
Total return based on market value(3)	6.37%		8.24%
Weighted average shares outstanding	7,768,883		5,770,879
Ratio/Supplemental Data:
Net assets at end of period	$142,632,886		$92,597,198
Weighted average net assets	$118,357,119		$84,578,371
Annualized ratio of net operating expenses to weighted average net assets(4)	10.08%		11.46%
Annualized ratio of interest expense and other fees to weighted average net assets	7.46%		8.41%
Annualized ratio of net investment income to weighted average net assets(4)	12.60%		12.69%
Portfolio turnover(5)	11.58%		14.90%
Credit Facilities payable	$113,000,000		$95,200,000
Asset coverage ratio(6)	2.26	x	1.97	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Net of 3.88% and 4.60% for the six months ended June 30, 2024 and 2023, respectively, from expenses reimbursed and fees waived by the Advisor. Additionally, these ratios include the impact of income tax benefit on net unrealized depreciation in Taxable Subsidiary of $3,798 for the six months ended June 30, 2024 which are not reflected in total operating expenses or net investment income. The impact of the tax benefit on net unrealized appreciation to weighted average net assets for the six months ended June 30, 2024 is 0.00%.
(5)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

Interest is paid monthly in arrears. There were no expenses related to the Commitment Facility for the three and six months ended June 30, 2024. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Interest expense	$786,155	$1,669,097
Loan structure fees amortization	47,944	123,551
Total interest and other fees	$834,099	$1,792,648
Weighted average interest rate	7.0%	6.7%
Effective interest rate (including fee amortization)	7.4%	7.2%
Average debt outstanding	$45,000,000	$49,966,796
Cash paid for interest and unused fees	$1,271,798	$2,073,214

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of June 30, 2024 and December 31, 2023, the Company was in compliance with these covenants.

As of June 30, 2024 and December 31, 2023, there was $113,000,000 and $98,000,000, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,405,961 in connection with the Credit Facility, which are being amortized over the life of the facility. As of June 30, 2024 and December 31, 2023, $780,266 and $968,483 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statements of assets and liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	June 30, 2024	December 31, 2023
Credit Facility payable	$113,000,000	$98,000,000
Prepaid loan structure fees	(780,266)	(968,483)
Credit Facility payable, net of prepaid loan structure fees	$112,219,734	$97,031,517

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$2,184,224	$893,728	$4,200,235	$1,555,656
Loan structure fees amortization	94,108	94,132	188,216	175,419
Total interest and other fees	$2,278,332	$987,860	$4,388,451	$1,731,075
Weighted average interest rate	8.3%	9.1%	8.3%	9.0%
Effective interest rate (including fee amortization)	8.7%	10.0%	8.7%	10.1%
Average debt outstanding	$105,824,176	$39,588,462	$101,347,802	$34,677,072
Cash paid for interest and unused fees	$2,198,327	$901,154	$4,232,791	$1,537,279

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Credit Facilities

On August 1, 2024, the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for a special purpose vehicle financing credit facility (the “SPV Facility”) by and among Stellus Private Credit BDC SPV LLC (“Stellus SPV”), as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, Citibank, N.A., as collateral agent and collateral custodian, Alter Domus (US) LLC, as collateral administrator, and the lenders that are party thereto from time to time. The SPV Facility provides for $50,000,000 million of initial commitments with an accordion feature that allows for an additional $50,000,000 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Advances under the SPV Facility bear interest at three-month Term SOFR (as defined in the Loan Agreement) plus an applicable margin of 2.50% during the revolving period ending on August 1, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. The Loan Agreement provides for an unused commitment fee, from the effective date of the Loan Agreement through August 1, 2027, of 0.25% per annum on the unused commitments if Stellus SPV’s credit facility utilization is greater than or equal to 80%, and otherwise, 0.50% per annum on the unused commitments, and other customary fees. The SPV Facility will mature on August 1, 2030.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

As of August 9, 2024, the outstanding balance under the Credit Facility and SPV Facility was $63,200,000 and $50,000,000, respectively.

Dividends Declared

On June 26, 2024, the Board declared a regular monthly dividend for each of July 2024, August 2024, and September 2024 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
6/26/2024	7/1/2024	7/31/2024	$0.1666
6/26/2024	8/1/2024	8/30/2024	$0.1666
6/26/2024	9/2/2024	9/30/2024	$0.1666

Sale of Unregistered Securities

Since June 30, 2024, the Company sold 104,924 common shares of beneficial interest at a price of $15.19 per share for aggregate proceeds of $1,593,788, which included $6,211 of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Since June 30, 2024, the Company also issued 8,014 common shares of beneficial interest for aggregate proceeds of $121,739 under the DRIP.

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

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment activities are managed by our Advisor, Stellus Private BDC Advisor, LLC, a Delaware limited liability company that is an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”). The Advisor is a majority-owned subsidiary of Stellus Capital, which is also an investment adviser registered with the SEC under the Advisers Act.

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

We have elected, and intend to qualify annually, to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2024 and December 31, 2023, we were in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%, subject to meeting certain conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 226% and 210%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of June 30, 2024, we had $254.2 million (at fair value) invested in 49 portfolio companies. As of June 30, 2024, our portfolio included approximately 95% of first lien debt 5% of equity, and less than 1% in unsecured debt investments at fair value. The composition of our investments at cost and fair value as of June 30, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$240,879,977	$240,500,314
Unsecured Debt	56,402	55,296
Equity	11,254,784	13,599,066
Total Investments	$252,191,163	$254,154,676
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 3.8% of our portfolio at fair value.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2024 and December 31, 2023, we had unfunded commitments of $42.9 million and $49.3 million, respectively, to provide debt financing to 39 and 31 portfolio companies, respectively. As of June 30, 2024, we had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2024:

			% of Total
	Cost	Fair Value	Investments
Florida	$51,227,368	$49,544,383	19.50%
Texas	43,426,580	45,125,343	17.77%
New York	26,746,551	27,722,080	10.92%
Illinois	14,248,364	14,100,107	5.55%
Pennsylvania	11,395,742	11,771,562	4.63%
United Kingdom	11,748,732	11,696,285	4.60%
California	10,931,917	10,883,479	4.28%
Canada	10,118,872	10,117,254	3.98%
Arizona	8,911,655	9,131,200	3.59%
Colorado	9,031,030	9,109,471	3.58%
Ohio	7,922,699	7,922,698	3.12%
Wisconsin	6,478,824	6,848,445	2.69%
Massachusetts	5,975,661	5,975,661	2.35%
Indiana	5,923,101	5,944,811	2.34%
Maryland	5,580,576	5,487,936	2.16%
Michigan	4,910,443	4,917,642	1.93%
Tennessee	4,210,981	4,266,358	1.68%
Idaho	3,621,879	3,646,734	1.43%
Missouri	3,264,360	3,261,386	1.28%
Louisiana	3,094,131	3,189,333	1.25%
South Carolina	2,215,583	2,287,451	0.90%
Georgia	1,206,114	1,205,057	0.47%
	$252,191,163	$254,154,676	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Florida	$47,985,943	$47,412,096	22.72%
Texas	37,133,239	38,033,969	18.23%
New York	23,622,043	24,424,604	11.71%
Illinois	14,285,952	14,304,158	6.86%
United Kingdom	11,476,203	11,470,576	5.50%
California	10,179,477	10,199,429	4.89%
Colorado	9,060,354	9,107,041	4.37%
Washington	7,270,793	7,348,686	3.52%
Wisconsin	6,519,665	6,860,626	3.29%
Arizona	6,441,865	6,672,848	3.20%
Indiana	6,334,763	6,447,480	3.09%
Maryland	5,783,110	5,666,693	2.72%
Michigan	4,924,682	4,955,289	2.38%
Tennessee	4,215,598	4,210,505	2.02%
Idaho	3,740,650	3,769,183	1.81%
Pennsylvania	3,588,298	3,676,646	1.76%
South Carolina	2,269,766	2,334,881	1.12%
Louisiana	1,681,357	1,679,368	0.81%
	$206,513,758	$208,574,078	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2024:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$43,903,044	$44,953,956	17.69%
Capital Equipment	30,882,614	31,459,623	12.38%
High Tech Industries	29,943,621	30,354,113	11.94%
Healthcare & Pharmaceuticals	26,431,841	26,401,312	10.39%
Media: Advertising, Printing & Publishing	19,591,365	19,592,991	7.71%
Consumer Goods: Non-Durable	17,928,382	18,834,313	7.41%
Environmental Industries	11,524,378	11,770,386	4.63%
Media: Diversified & Production	11,748,732	11,696,285	4.60%
Chemicals, Plastics, & Rubber	9,948,509	9,973,609	3.92%
Consumer Goods: Durable	9,784,615	9,820,379	3.86%
Energy: Oil & Gas	7,817,198	8,082,521	3.18%
Construction & Building	7,556,612	7,561,718	2.98%
Beverage, Food, & Tobacco	7,475,341	7,527,744	2.96%
Services: Consumer	8,389,211	6,878,185	2.71%
Retail	6,258,448	6,198,317	2.44%
Hotel, Gaming, & Leisure	3,007,252	3,049,224	1.20%
	$252,191,163	$254,154,676	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$40,324,028	$40,933,710	19.62%
High Tech Industries	36,937,023	37,606,799	18.02%
Consumer Goods: Non-Durable	18,332,366	18,997,773	9.11%
Healthcare & Pharmaceuticals	17,181,920	17,426,668	8.36%
Capital Equipment	14,900,292	15,394,271	7.38%
Media: Diversified & Production	11,476,203	11,470,576	5.50%
Services: Consumer	11,346,137	10,675,477	5.12%
Consumer Goods: Durable	10,204,075	10,252,213	4.92%
Environmental Industries	10,195,954	10,197,506	4.89%
Construction & Building	9,444,618	9,532,534	4.57%
Media: Advertising, Printing & Publishing	8,754,958	8,754,027	4.20%
Chemicals, Plastics, & Rubber	8,137,920	8,064,517	3.87%
Media: Broadcasting & Subscription	5,062,666	5,057,502	2.42%
Beverage, Food, & Tobacco	4,215,598	4,210,505	2.02%
	$206,513,758	$208,574,078	100.00%

At June 30, 2024, our average portfolio company investment at amortized cost and fair value was approximately $5.1 million and $5.2 million, respectively, and our largest portfolio company investment at both amortized cost and fair value was $11.7 million. At December 31, 2023, our average portfolio company investment at amortized cost and fair value was approximately $5.3 million and $5.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $11.5 million.

At June 30, 2024, 95% our debt investments bore interest based on floating rates (subject to interest rate floors) and 5% bore interest at fixed rates. At December 31, 2023, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 4% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2024 and December 31, 2023 was approximately 12.3% and 12.5%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of June 30, 2024 and December 31, 2023 was approximately 11.7% and 11.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $0.6 million and $0.6 million, respectively.

Investment Activity

During the six months ended June 30, 2024, we made an aggregate of $58.1 million of investments in 11 new portfolio companies and three existing portfolio companies. During the six months ended June 30, 2024, we received an aggregate of $13.0 million in proceeds from repayments of our investments.

During the six months ended June 30, 2023, we made an aggregate of $41.4 million of investments in 11 new portfolio companies and five existing portfolio companies. During the six months ended June 30, 2023, we received an aggregate of $12.6 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2024			As of December 31, 2023
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$30.5	12%	6	$27.2	13%	5
2	216.8	85%	41	177.5	85%	33
3	6.9	3%	2	3.9	2%	1
Total	$254.2	100%	49	$208.6	100%	39

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2024 and December 31, 2023, zero loans were on non-accrual status.

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

Comparison of the three and six months ended June 30, 2024 and 2023

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind (“PIK”) interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three and six months ended June 30, 2024 and 2023 (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income(1)	$6.7	$5.1	$12.7	$9.7
PIK interest	0.1	—	0.3	—
Miscellaneous fees(1)	0.1	0.1	0.3	0.4
Total	$6.9	$5.2	$13.3	$10.1
(1)	For the three and six months ended June 30, 2024, we recognized less than $0.1 million and $0.1 million, respectively, of non-recurring income related to early repayments to specific loan positions. For the three and six months ended June 30, 2023, we recognized less than $0.1 million and $0.3 million, respectively, of non-recurring income related to early repayments to specific loan positions.

The increase in interest income from the respective periods was due primarily to growth in the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital and the Advisor, or payable to third parties, including agents, consultants, or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating, and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state, and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and

●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2024 and 2023 (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating Expenses
Management fees	$0.8	$0.7	$1.6	$1.3
Income incentive fees	0.7	0.5	1.3	0.9
Capital gains incentive fee	—	0.1	0.1	0.1
Professional fees	0.2	0.2	0.3	0.4
Amortization of deferred offering costs	—	—	0.1	0.1
Administrative services expenses	0.1	0.1	0.2	0.2
Trustees' fees	—	—	0.1	0.1
Interest expense and other fees	2.3	1.8	4.4	3.5
Other general and administrative expenses	0.1	0.1	0.1	0.1
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	(1.1)	(1.0)	(2.3)	(1.9)
Net Operating Expenses	$3.1	$2.5	$5.9	$4.8

The increase in operating expenses for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facility and (2) higher incentive fees due to portfolio performance, offset by the increased expenses reimbursed/fees waived by the Advisor (See Note 2 for further details).

Net Investment Income

For the three months ended June 30, 2024, net investment income was $3.9 million, or $0.46 per common share of beneficial interest (based on 8,310,559 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2024).

For the three months ended June 30, 2023, net investment income was $2.7 million, or $0.44 per common share of beneficial interest (based on 6,037,036 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2023).

For the six months ended June 30, 2024, net investment income was $7.4 million, or $0.95 per common share of beneficial interest (based on 7,768,883 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2024).

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

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. There were no realized gains on investments for both the three and six months ended June 30, 2024 and 2023. For both the three and six months ended June 30, 2024 and 2023, the Company realized less than $0.1 million of net realized gains related to foreign currency translations.

Proceeds from repayments of investments and amortization of certain other investments for the three and six months ended June 30, 2024 totaled $3.7 million and $13.0 million, respectively.

Proceeds from repayments of investments and amortization of certain other investments for the three and six months ended June 30, 2023 totaled $2.8 million and $12.6 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized (depreciation) on investments and cash equivalents for the three and six months ended June 30, 2024 totaled ($0.4) million and ($0.1) million, respectively.

Net change in unrealized appreciation on investments and cash equivalents for the three and six months ended June 30, 2023 totaled $1.8 million and $1.7 million, respectively.

(Provision) Benefit for Taxes on Unrealized (Appreciation) Depreciation on Investments

PBDC Consolidated Blocker, LLC (the “Taxable Subsidiary”) permits us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three and six months ended June 30, 2024, we recognized a (provision) benefit for income tax on unrealized investments of less than ($0.1) million and less than $0.1 million for the Taxable Subsidiary, respectively. For both the three and six months ended June 30, 2023, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position on the consolidated statements of assets and liabilities. As of both June 30, 2024 and December 31, 2023, there was $0.2 million of deferred tax liabilities on the consolidated statements of assets and liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2024, net increase in net assets resulting from operations totaled $3.4 million, or $0.41 per common share of beneficial interest (based on 8,310,559 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2024).

For the three months ended June 30, 2023, net increase in net assets resulting from operations totaled $4.5 million, or $0.75 per common share of beneficial interest (based on 6,037,036 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2023).

For the six months ended June 30, 2024, net increase in net assets resulting from operations totaled $7.3 million, or $0.94 per common share of beneficial interest (based on 7,768,883 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2024).

For the six months ended June 30, 2023, net increase in net assets resulting from operations totaled $7.1 million, or $1.23 per common share of beneficial interest (based on 5,770,879 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2023).

Financial Condition, Liquidity, and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $38.6 million and $23.7 million for the six months ended June 30, 2024 and 2023, respectively, primarily in connection with the purchase of new portfolio investments. Our financing activities for the six months ended June 30, 2024 provided cash of $38.6 million primarily from the issuance of common shares of beneficial interest. Our financing activities for the six months ended June 30, 2023 provided cash of $9.0 million primarily from net borrowings on our Credit Facilities and the issuance of common shares of beneficial interest, offset by short term loan repayments.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%, subject to meeting certain conditions. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 226% and 210%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of both June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $0.6 million.

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

Interest is paid monthly in arrears. There were no expenses related to the Commitment Facility for the three and six months ended June 30, 2024. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three and six months ended June 30, 2023 (dollars in millions):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Interest expense	$0.8	$1.7
Loan structure fees amortization	—	0.1
Total interest and other fees	$0.8	$1.8
Weighted average interest rate	7.0%	6.7%
Effective interest rate (including fee amortization)	7.4%	7.2%
Average debt outstanding	$45.0	50.0
Cash paid for interest and unused fees	$1.3	$2.1

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement, as amended on December 9, 2022 and April 26, 2023, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”, and together with the Commitment Facility, the “Credit Facilities”). The Credit Facility provides for borrowings up to a maximum of $150.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of June 30, 2024 and December 31, 2023, we were in compliance with these covenants.

As of June 30, 2024 and December 31, 2023, there were $113.0 million and $98.0 million outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $1.4 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of June 30, 2024 and December 31, 2023, $0.8 million and $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statements of assets and liabilities as a deduction from the Credit Facility payable.

	June 30, 2024	December 31, 2023
Credit Facility payable	$113.0	$98.0
Prepaid loan structure fees	(0.8)	(1.0)
Credit Facility payable, net of prepaid loan structure fees	$112.2	$97.0

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$2.2	$0.9	$4.2	$1.5
Loan structure fees amortization	0.1	0.1	0.2	0.2
Total interest and other fees	$2.3	$1.0	$4.4	$1.7
Weighted average interest rate	8.3%	9.1%	8.3%	9.0%
Effective interest rate (including fee amortization)	8.7%	10.0%	8.7%	10.1%
Average debt outstanding	$105.8	$39.6	$101.3	$34.7
Cash paid for interest and unused fees	$2.2	$0.9	$4.2	$1.5

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2024 and December 31, 2023, our off-balance sheet arrangements consisted of $42.9 million and $49.3 million, respectively, of unfunded commitments to provide debt and equity financings to 39 and 31 of our portfolio companies, respectively. As of June 30, 2024, we had sufficient liquidity to fund such unfunded commitments (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) should the need arise.

Regulated Investment Company Status and Dividends

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. So long as we continue to qualify as a RIC, we will not be subject to U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders as dividends on a timely basis.

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

Credit Facilities

On August 1, 2024, the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for a special purpose vehicle financing credit facility (the “SPV Facility”) by and among Stellus Private Credit BDC SPV LLC (“Stellus SPV”), as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, Citibank, N.A., as collateral agent and collateral custodian, Alter Domus (US) LLC, as collateral administrator, and the lenders that are party thereto from time to time. The SPV Facility provides for $50,000,000 million of initial commitments with an accordion feature that allows for an additional $50,000,000 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Advances under the SPV Facility bear interest at three-month Term SOFR (as defined in the Loan Agreement) plus an applicable margin of 2.50% during the revolving period ending on August 1, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. The Loan Agreement provides for an unused commitment fee, from the effective date of the Loan Agreement through August 1, 2027, of 0.25% per annum on the unused commitments if Stellus SPV’s credit facility utilization is greater than or equal to 80%, and otherwise, 0.50% per annum on the unused commitments, and other customary fees. The SPV Facility will mature on August 1, 2030.

As of August 9, 2024, the outstanding balance under the Credit Facility and SPV Facility was $63.2 million and $50.0 million, respectively.

Dividends Declared

On June 26, 2024, the Board declared a regular monthly dividend for each of July 2024, August 2024, and September 2024 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
6/26/2024	7/1/2024	7/31/2024	$0.1666
6/26/2024	8/1/2024	8/30/2024	$0.1666
6/26/2024	9/2/2024	9/30/2024	$0.1666

Sale of Unregistered Securities

Since June 30, 2024, the Company sold 104,924 common shares of beneficial interest at a price of $15.19 per share for aggregate proceeds of $1.6 million, which included less than $0.1 million of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Since June 30, 2024, the Company also issued 8,014 common shares of beneficial interest for aggregate proceeds of $0.1 million under the dividend reinvestment plan (the “DRIP”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the “Federal Reserve”) and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in May 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. As of June 30, 2024 and December 31, 2023, 95% and 96% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rate, subject to interest rate floors. As of June 30, 2024 and December 31, 2023, the weighted average interest rate floor on our floating rate loans was 1.42% and 1.45%, respectively.

Assuming that the Statements of Assets and Liabilities as of June 30, 2024 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$4.7	$(2.3)	$2.4
Up 150 basis points	3.5	(1.7)	1.8
Up 100 basis points	2.3	(1.1)	1.2
Up 50 basis points	1.2	(0.6)	0.6
Down 50 basis points	(1.2)	0.6	(0.6)
Down 100 basis points	(2.3)	1.1	(1.2)
Down 150 basis points	(3.5)	1.7	(1.8)
Down 200 basis points	(4.7)	2.3	(2.4)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of June 30, 2024, the three month three month SOFR rate was 532 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of 25 bps SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet and other business or economic developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and six months ended June 30, 2024 and 2023, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2024 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended June 30, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.

Our investments in the capital equipment industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

As of June 30, 2024, our investment in portfolio companies operating in this sector represents 12.38% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We may be subject to risks associated with our investments in the healthcare industry.

Our investments in portfolio companies that operate in the healthcare & pharmaceuticals industry represent 10.39% of our total portfolio as of June 30, 2024. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

Portfolio companies in the healthcare information and services industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2024, pursuant to capital commitments received, the Company issued 926,468 common shares of beneficial interest at a weighted average price of $15.31 for total proceeds of $14,180,000, which included the impact of $53,762 of organization expense allocation pursuant to subscription agreements entered into between the Company and investors.

Additionally, for the six months ended June 30, 2024, the Company called $20,000,000 pursuant to capital draw down subscription agreements between the Company and its shareholders. The transaction resulted in the issuance of 1,310,616 common shares of beneficial interest at a price of $15.26 per share.

The Company issued 51,317 common shares of beneficial interest under the DRIP during the six months ended June 30, 2024 for total proceeds of $780,177.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the six months ended June 30, 2024, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement.”

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
10.1

Loan Financing and Servicing Agreement, dated as of August 1, 2024, by and among Stellus SPV, as borrower, the Company, as equityholder and servicer, Deutsche Bank, as facility agent, Citibank, N.A., as collateral agent and collateral custodian, Alter Domus (US) LLC, as collateral administrator, and the lenders that are party thereto from time to time, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2024

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

Dated: August 9, 2024	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer