Form 10-Q
period 2024-09-30
Stellus Private Credit BDC
filed 2024-11-12
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, par value $0.01 per share, outstanding as of November 8, 2024 was 9,435,327.

STELLUS PRIVATE CREDIT BDC

i

Item 1. Financial Statements

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024
	(unaudited)	December 31, 2023
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $255,095,531 and $206,513,758, respectively)	$256,654,766	$208,574,078
Cash and cash equivalents	3,518,021	593,685
Other receivable	144,561	—
Interest receivable	1,807,092	1,495,581
Expense reimbursement receivable from the Advisor (Note 2)	128,330	126,539
Deferred offering costs	115,952	72,875
Related party receivable	3,249	162,455
Prepaid expenses	52,145	127,019
Receivable for sales and repayments of investments	96,583	71,105
Total Assets	$262,520,699	$211,223,337
LIABILITIES
Credit Facilities payable	$117,030,797	$97,031,517
Related party payable	51,719	—
Dividends payable	—	3,551,068
Unearned revenue	739,887	897,538
Income incentive fee payable	532,486	439,854
Capital gains incentive fee payable	167,045	261,684
Interest payable	902,052	367,093
Administrative services payable	113,714	124,958
Income tax payable	51,769	182,489
Deferred tax liability	183,857	167,865
Other accrued expenses and liabilities	520,791	177,249
Total Liabilities	$120,294,117	$103,201,315
Commitments and contingencies (Note 7)
Net Assets	$142,226,582	$108,022,022
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 9,394,977 and 7,102,136 issued and outstanding, respectively)	$93,950	$71,021
Paid-in capital	139,835,601	104,810,048
Total distributable earnings	2,297,031	3,140,953
Net Assets	$142,226,582	$108,022,022
Total Liabilities and Net Assets	$262,520,699	$211,223,337
Net Asset Value Per Share	$15.14	$15.21

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
INVESTMENT INCOME
Interest income	$7,800,382	$6,042,784	$20,954,358	$15,933,509
Other income	132,962	96,972	328,683	335,525
Total Investment Income	$7,933,344	$6,139,756	$21,283,041	$16,269,034
OPERATING EXPENSES
Management fees	$896,304	$763,066	$2,497,611	$2,031,626
Income incentive fees	756,668	529,714	1,997,539	1,437,391
Capital gains incentive (reversal) fee	(124,713)	99,640	(94,639)	224,532
Professional fees	156,396	142,356	481,328	522,867
Organization costs	—	—	—	1,000
Amortization of deferred offering costs	61,701	25,108	157,083	123,837
Administrative services expenses	135,018	103,415	379,067	298,089
Trustees' fees	40,000	40,000	120,000	120,000
Insurance expense	20,418	20,530	60,811	60,921
Valuation fees	31,965	20,572	60,683	38,846
Interest expense and other fees	2,496,503	2,312,758	6,884,954	5,838,668
Income tax expense	—	3,953	29,274	20,643
Other general and administrative expenses	75,218	22,386	196,063	103,409
Total Operating Expenses	$4,545,478	$4,083,498	$12,769,774	$10,821,829
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	$(1,276,857)	$(1,022,379)	$(3,566,605)	$(2,952,608)
Net Operating Expenses	$3,268,621	$3,061,119	$9,203,169	$7,869,221
Net Investment Income	$4,664,723	$3,078,637	$12,079,872	$8,399,813
Net realized gain on foreign currency translation	$5,522	$8,599	20,367	19,920
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	(424,614)	1,054,344	(508,252)	2,801,721
Net change in unrealized appreciation (depreciation) on foreign currency translations	20,336	(9,918)	7,167	(3,725)
Provision for taxes on net unrealized gain on investments	(19,791)	(56,622)	(15,993)	(56,622)
Net Increase in Net Assets Resulting from Operations	$4,246,176	$4,075,040	$11,583,161	$11,161,107
Net Investment Income Per Share – basic and diluted	$0.49	$0.47	$1.45	$1.39
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.45	$0.62	$1.39	$1.85
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	9,456,180	6,584,179	8,335,421	6,044,958
Distributions Per Share – basic and diluted	$0.50	$0.48	$1.49	$1.36

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	(loss) gain	Net Assets
Balances at December 31, 2022	5,483,433	$54,834	$80,950,845	$(742,722)	$80,262,957
Net investment income	—	—	—	2,637,999	2,637,999
Net realized gain on foreign currency translation	—	—	—	3,475	3,475
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(72,026)	(72,026)
Net change in unrealized appreciation on foreign currency translations	—	—	—	6,220	6,220
Distributions from net investment income	—	—	—	(2,306,409)	(2,306,409)
Issuance of common shares of beneficial interest	349,546	3,496	5,115,958	—	5,119,454
Balances at March 31, 2023	5,832,979	$58,330	$86,066,803	$(473,463)	$85,651,670
Net investment income	—	—	—	2,683,177	2,683,177
Net realized gain on foreign currency translation	—	—	—	7,846	7,846
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,819,403	1,819,403
Net change in unrealized depreciation on foreign currency translation	—	—	—	(27)	(27)
Distributions from net investment income	—	—	—	(2,720,486)	(2,720,486)
Issuance of common shares of beneficial interest	349,945	3,499	5,152,116	—	5,155,615
Balances at June 30, 2023	6,182,924	$61,829	$91,218,919	$1,316,450	$92,597,198
Net investment income	—	—	—	3,078,637	3,078,637
Net realized gain on foreign currency translation	—	—	—	8,599	8,599
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,054,344	1,054,344
Net change in unrealized depreciation on foreign currency translations	—	—	—	(9,918)	(9,918)
Provision for taxes on net unrealized gain on investments	—	—	—	(56,622)	(56,622)
Distributions from net investment income	—	—	—	(3,190,125)	(3,190,125)
Issuance of common shares of beneficial interest	752,130	7,522	11,260,016	—	11,267,538
Balances at September 30, 2023	6,935,054	$69,351	$102,478,935	$2,201,365	$104,749,651

Balances at December 31, 2023	7,102,136	$71,021	$104,810,048	$3,140,953	$108,022,022
Net investment income	—	—	—	3,552,515	3,552,515
Net realized gain on foreign currency translation	—	—	—	8,442	8,442
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	333,461	333,461
Net change in unrealized depreciation on foreign currency translations	—	—	—	(8,881)	(8,881)
Benefit for taxes on net unrealized loss on investments	—	—	—	45,885	45,885
Distributions from net investment income	—	—	—	(3,610,362)	(3,610,362)
Issuance of common shares of beneficial interest	255,902	2,559	3,901,680	—	3,904,239
Balances at March 31, 2024	7,358,038	$73,580	$108,711,728	$3,462,013	$112,247,321
Net investment income	—	—	—	3,862,634	3,862,634
Net realized gain on foreign currency translation	—	—	—	6,403	6,403
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(417,099)	(417,099)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(4,288)	(4,288)
Provision for taxes on net unrealized gain on investments	—	—	—	(42,087)	(42,087)
Distributions from net investment income	—	—	—	(4,075,936)	(4,075,936)
Issuance of common shares of beneficial interest	2,032,499	20,325	31,035,613	—	31,055,938
Balances at June 30, 2024	9,390,537	$93,905	$139,747,341	$2,791,640	$142,632,886
Net investment income	—	—	—	4,664,723	4,664,723
Net realized gain on foreign currency translation	—	—	—	5,522	5,522
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(424,614)	(424,614)
Net change in unrealized appreciation on foreign currency translations	—	—	—	20,336	20,336
Provision for taxes on net unrealized gain on investments	—	—	—	(19,791)	(19,791)
Distributions from net investment income	—	—	—	(4,740,785)	(4,740,785)
Issuance of common shares of beneficial interest	377,534	3,776	5,751,834	—	5,755,610
Redemption of common shares of beneficial interest	(373,094)	(3,731)	(5,663,574)	—	(5,667,305)
Balances at September 30, 2024	9,394,977	$93,950	$139,835,601	$2,297,031	$142,226,582

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$11,583,161	$11,161,107
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(67,038,045)	(68,472,583)
Proceeds from sales and repayments of investments	19,584,247	17,370,805
Net change in unrealized depreciation (appreciation) on investments	508,252	(2,801,721)
Net change in unrealized (appreciation) depreciation foreign currency translations	(7,167)	3,725
Increase in investments due to PIK	(671,421)	(217)
Amortization of premium and accretion of discount, net	(482,032)	(359,012)
Deferred tax provision	15,992	56,622
Amortization of loan structure fees	231,435	442,513
Amortization of deferred offering costs	157,083	123,837
Changes in other assets and liabilities
Increase in interest receivable	(311,511)	(472,546)
Increase in other receivable	(144,561)	—
Decrease (increase) in related party receivable	159,206	(126,946)
(Increase) decrease in expense reimbursements receivable from the Advisor	(1,791)	82,895
Decrease in prepaid expenses	74,874	107,581
Increase in related party payable	51,719	—
(Decrease) increase in administrative services payable	(11,244)	35,267
Increase (decrease) in interest payable	534,959	(276,647)
Increase in income incentive fees payable	92,632	24,946
(Decrease) increase in capital gains incentive fees payable	(94,639)	224,532
(Decrease) increase in unearned revenue	(157,651)	324,516
(Decrease) increase in income tax payable	(130,720)	12,343
Increase in other accrued expenses and liabilities	343,542	5,278
Net Cash Used in Operating Activities	$(35,713,680)	$(42,533,705)
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$40,715,787	$21,542,607
Offering costs paid for common shares of beneficial interest issued	(200,160)	(134,882)
Purchase of common shares of beneficial interest in tender offer	(5,667,305)	—
Stockholder distributions paid	(15,978,151)	(6,836,428)
Borrowings under Credit Facilities	131,300,000	96,600,000
Repayments of Credit Facilities	(110,700,000)	(71,415,000)
Financing costs paid on Credit Facilities	(832,155)	(352,744)
Short-term loan repayments	—	(11,250,000)
Net Cash Provided by Financing Activities	$38,638,016	$28,153,553
Net Increase (Decrease) in Cash and Cash Equivalents	$2,924,336	$(14,380,152)
Cash and Cash Equivalents Balance at Beginning of Period	593,685	15,469,823
Cash and Cash Equivalents Balance at End of Period	$3,518,021	$1,089,671
Supplemental and Non-Cash Activities
Cash paid for interest expense	$6,118,560	$5,672,802
Income and excise tax paid	159,994	11,045
Increase in deferred offering costs	43,077	8,300
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	1,185,787	442,606
(Decrease) increase in dividends payable	(3,551,068)	1,380,592

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.10%		6/5/2023	6/5/2028	Services: Business	$1,785,892	$1,750,389	$1,776,963	1.25%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	2.00%	11.10%		6/5/2023	6/5/2028		694,514	680,707	691,041	0.49%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.10%		10/31/2023	6/5/2028		470,285	460,329	467,934	0.33%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	2.00%	11.10%		10/31/2023	6/5/2028		182,889	179,017	181,975	0.13%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.10%		6/5/2023	6/5/2028		284,855	284,855	283,431	0.20%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	503,611	556,206	0.39%
Total											$3,858,908	$3,957,550	2.79%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	11.10%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$3,462,619	$3,402,069	$3,427,993	2.41%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.00%	2.00%	11.10%		12/12/2023	12/12/2028		2,213,806	2,175,094	2,191,668	1.54%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	393,100	0.28%
Total											$6,014,169	$6,012,761	4.23%
AGT Robotique Inc.	(4)								Trois Rivieres, Canada
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	9.85%		6/24/2024	6/22/2029	Capital Equipment	$5,173,939	$5,074,139	$5,070,460	3.57%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+5.25%	1.00%	9.85%		6/24/2024	6/22/2029		3,307,928	3,244,121	3,241,769	2.28%
Total											$8,318,260	$8,312,229	5.85%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.85%		3/31/2023	3/31/2028	Capital Equipment	$2,244,985	$2,202,322	$2,233,760	1.57%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.25%	1.50%	10.85%		3/31/2023	3/31/2028		1,435,318	1,408,042	1,428,141	1.00%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.85%		3/31/2023	3/31/2028		292,630	289,392	291,167	0.20%
Delayed Draw Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.25%	1.50%	10.85%		3/31/2023	3/31/2028		187,091	185,021	186,156	0.13%
AR-USA Holdings, LLC Class A Units	(9)	Equity					3/31/2023			91	87,497	112,378	0.08%
Total											$4,172,274	$4,251,602	2.98%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	9.65%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$4,329,040	$4,263,202	$4,307,395	3.03%
Term Loan (PBDC SPV)	(5)(16)	First Lien	6M SOFR+5.25%	0.75%	9.65%		7/1/2022	7/1/2029		2,767,747	2,725,654	2,753,908	1.94%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	11.23%		12/5/2023	7/1/2029		697,731	685,266	694,242	0.49%
Term Loan (PBDC SPV)	(5)(16)	First Lien	6M SOFR+5.75%	0.75%	11.23%		12/5/2023	7/1/2029		446,090	438,120	443,860	0.31%
Ishtar Co-Invest-B LP Partnership Interests		Equity					7/1/2022			298,251	164,180	783,913	0.55%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	85,213	223,972	0.16%
Total											$8,361,635	$9,207,290	6.48%
Archer Systems, LLC									Houston, TX
CF Arch Holdings LLC Class A Units		Equity					8/10/2022		Services: Business	496,967	496,967	921,286	0.65%
Total											$496,967	$921,286	0.65%
Axis Portable Air LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.50%		4/17/2023	3/22/2028	Capital Equipment	$517,600	$509,664	$517,600	0.36%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+5.75%	2.00%	10.50%		4/17/2023	3/22/2028		330,925	325,851	330,925	0.23%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.50%		3/22/2022	3/22/2028		814,001	808,434	814,001	0.57%
Delayed Draw Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+5.75%	1.00%	10.50%		3/22/2022	3/22/2028		520,427	516,868	520,427	0.37%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.50%		11/3/2022	3/22/2028		2,491,841	2,491,841	2,491,841	1.75%
Delayed Draw Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+5.75%	2.00%	10.50%		11/3/2022	3/22/2028		1,593,144	1,593,144	1,593,144	1.12%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.50%		11/30/2023	3/22/2028		1,520,425	1,520,425	1,520,425	1.07%
Delayed Draw Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+5.75%	2.00%	10.50%		11/30/2023	3/22/2028		972,075	972,075	972,075	0.68%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	521,416	0.37%
Total											$8,890,963	$9,281,854	6.52%
Baker Manufacturing Company, LLC									Evansville, IN
Term Loan	(7)(8)	First Lien	1M SOFR+5.25%	1.00%	10.71%		7/5/2022	7/5/2027	Capital Equipment	$3,457,760	$3,414,519	$3,423,182	2.41%
Term Loan (PBDC SPV)	(7)(8)(16)	First Lien	1M SOFR+5.25%	1.00%	10.71%		7/5/2022	7/5/2027		2,210,699	2,183,053	2,188,592	1.54%
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022			330,978	330,978	360,916	0.25%
Total											$5,928,550	$5,972,690	4.20%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Bart & Associates, LLC	(4)								McLean, VA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	9.85%		8/16/2024	8/16/2030	High Tech Industries	$3,390,671	$3,331,925	$3,331,925	2.34%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.00%	10.07%		8/16/2024	8/16/2030		157,169	157,169	154,446	0.11%
B&A Partners Holding, LLC Series A Preferred Units		Equity					8/16/2024			314,339	314,339	314,339	0.22%
Total											$3,803,433	$3,800,710	2.67%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	442,307	571,890	0.40%
Total											$442,307	$571,890	0.40%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+6.75%	1.00%	11.70%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$1,246,676	$1,221,296	$1,246,676	0.88%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.75%	1.00%	11.70%		3/15/2023	3/15/2029		797,055	780,829	797,055	0.56%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	37,787	0.03%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity					3/15/2023			184,925	181,040	204,710	0.14%
Total											$2,217,300	$2,286,228	1.61%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.55%		2/24/2022	2/7/2027	Retail	$2,803,776	$2,790,207	$2,761,719	1.94%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+7.00%	2.00%	12.55%		2/24/2022	2/7/2027		1,792,578	1,783,903	1,765,689	1.24%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.55%		6/24/2022	2/7/2027		273,141	271,584	269,044	0.19%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+7.00%	2.00%	12.55%		6/24/2022	2/7/2027		174,631	173,636	172,012	0.12%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.55%		6/24/2022	2/7/2027		392,337	389,714	386,452	0.27%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+7.00%	2.00%	12.55%		6/24/2022	2/7/2027		250,838	249,161	247,075	0.17%
Revolver	(5)	First Lien	3M SOFR+7.00%	2.00%	11.85%		2/24/2022	2/7/2027		643,306	643,306	633,656	0.45%
Total											$6,301,511	$6,235,647	4.38%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.83%		8/2/2023	8/2/2028	Environmental Industries	$3,581,183	$3,507,497	$3,455,842	2.43%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	2.00%	11.83%		8/2/2023	8/2/2028		2,289,609	2,242,499	2,209,473	1.55%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.83%		8/2/2023	8/2/2028		2,121,156	2,121,156	2,046,916	1.44%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,081	208,069	148,306	0.10%
Total											$8,079,221	$7,860,537	5.52%
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.25%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$5,699,208	$5,619,696	$5,613,721	3.95%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	2.00%	11.25%		11/22/2022	11/22/2027		3,643,756	3,592,920	3,589,100	2.52%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.25%		11/22/2022	11/22/2027		261,116	261,116	257,199	0.18%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	418,415	0.29%
Total											$10,018,511	$9,878,435	6.94%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.10%		6/30/2023	6/30/2028	High Tech Industries	$2,867,022	$2,820,801	$2,852,687	2.01%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	1.50%	11.10%		6/30/2023	6/30/2028		1,833,014	1,803,463	1,823,849	1.28%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	687,150	0.48%
Total											$5,109,482	$5,363,686	3.77%
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.00%		7/29/2022	7/29/2027	Services: Business	$2,506,045	$2,474,791	$2,443,394	1.72%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.25%	1.00%	11.00%		7/29/2022	7/29/2027		974,573	962,419	950,209	0.67%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	11.00%		7/29/2022	7/29/2027		1,084,504	1,084,504	1,057,391	0.74%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	302,136	0.21%
Total											$4,865,243	$4,753,130	3.34%
EHI Buyer, Inc.									Grand Prarie, TX
EHI Group Holdings, L.P. Class A Units	(9)	Equity					7/31/2023		Environmental Industries	492	342,972	758,964	0.53%
Total											$342,972	$758,964	0.53%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	11.46%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$1,622,576	$1,589,139	$1,614,463	1.14%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.50%	1.00%	11.46%		5/22/2023	5/22/2028		1,037,385	1,016,007	1,032,198	0.73%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	11.46%		5/22/2023	5/22/2028		220,698	220,698	219,595	0.15%
Total											$2,825,844	$2,866,256	2.02%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	11.58%		12/7/2023	12/7/2028	Services: Business	$3,693,938	$3,629,173	$3,656,999	2.57%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.25%	2.00%	11.58%		12/7/2023	12/7/2028		1,436,531	1,411,345	1,422,166	1.00%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	268,120	0.19%
Total											$5,307,445	$5,347,285	3.76%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	11.20%		3/16/2022	3/16/2027	Services: Business	$2,801,784	$2,778,914	$2,773,766	1.95%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.25%	1.00%	11.20%		3/16/2022	3/16/2027		1,089,582	1,080,688	1,078,686	0.76%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	152,939	0.11%
Total											$4,027,605	$4,005,391	2.82%
FairWave Holdings, LLC	(4)								Kansas City, MO
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.10%		4/1/2024	4/1/2029	Beverage & Food	$1,872,046	$1,832,998	$1,825,245	1.28%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	1.50%	11.10%		4/1/2024	4/1/2029		1,196,882	1,171,917	1,166,960	0.82%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.50%	11.10%		4/1/2024	4/1/2029		138,796	138,796	135,326	0.10%
GRC Java Holdings, LLC Class A Units		Equity					4/1/2024			1,157	115,663	123,648	0.09%
Total											$3,259,374	$3,251,179	2.29%
FiscalNote Boards LLC	(4) (6)								Toronto, Canada
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	10.85%		3/11/2024	3/12/2029	Services: Business	$1,251,039	$1,228,189	$1,226,018	0.86%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.00%	1.00%	10.85%		3/11/2024	3/12/2029		486,515	477,629	476,785	0.34%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity					5/28/2024			115	77,109	92,135	0.06%
FCP-Connect Holdings LLC Class A Common Shares		Equity					5/28/2024			115	-	-	0.00%
Total											$1,782,927	$1,794,938	1.26%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.25%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$754,189	$744,095	$754,189	0.53%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	1.00%	11.25%		4/29/2022	4/29/2028		482,187	475,734	482,187	0.34%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	11.25%		4/29/2022	4/29/2028		1,048,295	1,048,295	1,048,295	0.74%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.25%		4/29/2022	4/29/2028		321,046	321,046	321,046	0.23%
Delayed Draw Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	1.00%	11.25%		4/29/2022	4/29/2028		205,259	205,259	205,259	0.14%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	273,033	0.19%
Total											$2,955,712	$3,084,009	2.17%
Green Intermediateco II, Inc.									Irvine, CA
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	11.35%		8/8/2023	8/8/2028	High Tech Industries	$3,841,867	$3,762,721	$3,765,030	2.65%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.75%	2.00%	11.35%		8/8/2023	8/8/2028		2,456,275	2,405,674	2,407,150	1.69%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	11.35%		8/8/2023	8/8/2028		989,476	978,919	969,686	0.68%
Delayed Draw Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.75%	2.00%	11.35%		8/8/2023	8/8/2028		632,616	625,866	619,964	0.44%
Green Topco Holdings, LLC Class A Units	(9)	Equity					8/8/2023			194,512	180,108	202,508	0.14%
Total											$7,953,288	$7,964,338	5.60%
Guidant Corp.	(4)								Erie, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.10%		3/11/2024	3/12/2029	Energy: Oil & Gas	$4,671,494	$4,521,855	$4,648,137	3.27%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	2.00%	11.10%		3/11/2024	3/12/2029		2,986,693	2,891,022	2,971,760	2.09%
Titan Meter Topco LP Class A Units		Equity					3/11/2024			395,667	395,667	578,430	0.41%
Total											$7,808,544	$8,198,327	5.77%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Heartland Business Systems, LLC									Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.00%		8/26/2022	8/26/2027	Services: Business	$2,265,461	$2,236,398	$2,265,461	1.59%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.25%	1.00%	11.00%		8/26/2022	8/26/2027		881,012	869,710	881,012	0.62%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.00%		8/26/2022	8/26/2027		2,351,815	2,332,070	2,351,815	1.65%
Delayed Draw Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.25%	1.00%	11.00%		8/26/2022	8/26/2027		914,595	906,917	914,595	0.64%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	120,502	355,747	0.25%
Total											$6,465,597	$6,768,630	4.75%
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan		First Lien	12.0%		8.00%	4.00%	2/1/2022	12/17/2026	Services: Business	$5,860,517	$5,831,413	$5,743,308	4.04%
Term Loan (PBDC SPV)	(16)	First Lien	12.0%		8.00%	4.00%	2/1/2022	12/17/2026		2,259,644	2,248,422	2,214,451	1.56%
Revolver		First Lien	12.0%		8.00%	4.00%	2/1/2022	12/17/2026		1,204,299	1,204,299	1,180,213	0.83%
Delayed Draw Term Loan		First Lien	12.0%		8.00%	4.00%	2/1/2022	12/17/2026		142,367	141,566	139,520	0.10%
Delayed Draw Term Loan (PBDC SPV)	(16)	First Lien	12.0%		8.00%	4.00%	2/1/2022	12/17/2026		54,893	54,584	53,795	0.04%
Total											$9,480,284	$9,331,287	6.57%
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.10%		4/28/2023	4/28/2028	Services: Consumer	$2,646,918	$2,595,614	$2,527,807	1.78%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.10%		6/30/2023	4/28/2028		120,314	117,921	114,900	0.08%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.10%		10/11/2023	4/28/2028		241,238	236,244	230,382	0.16%
Revolver	(5)(15)	First Lien	3M SOFR+6.50%	2.00%	11.10%		4/28/2023	4/28/2028		607,105	607,105	579,785	0.41%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			212	212,303	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity					1/31/2024			21	21,483	19,935	0.01%
Total											$3,790,670	$3,472,809	2.44%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.26%		2/15/2022	2/15/2027	High Tech Industries	$4,002,470	$3,959,998	$3,982,458	2.80%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+5.75%	1.00%	11.26%		2/15/2022	2/15/2027		1,562,046	1,545,470	1,554,236	1.09%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	10.71%		2/15/2022	2/15/2027		569,260	569,260	566,414	0.40%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.26%		2/15/2022	2/15/2027		1,671,961	1,662,313	1,663,601	1.17%
Delayed Draw Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+5.75%	1.00%	11.26%		2/15/2022	2/15/2027		652,517	648,752	649,254	0.46%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	684,602	0.48%
Total											$8,929,365	$9,100,565	6.40%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	12.01%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$3,543,397	$3,501,264	$3,490,246	2.45%
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	12.01%		6/6/2022	6/6/2027		2,265,451	2,238,514	2,231,469	1.57%
Gauge Vimergy Coinvest, LLC Units		Equity					6/6/2022			178	175,035	53,424	0.04%
Total											$5,914,813	$5,775,139	4.06%
Luxium Solutions, LLC	(4)								Hiram, OH
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	11.10%		5/10/2024	12/1/2027	High Tech Industries	$1,436,804	$1,417,249	$1,422,436	1.00%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.25%	1.00%	11.10%		5/10/2024	12/1/2027		918,612	906,109	909,426	0.64%
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	11.10%		5/10/2024	12/1/2027		611,811	603,485	605,693	0.43%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.25%	1.00%	11.10%		5/10/2024	12/1/2027		391,158	385,835	387,246	0.27%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	11.10%		5/10/2024	12/1/2027		297,007	294,910	294,037	0.21%
Delayed Draw Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.25%	1.00%	11.10%		5/10/2024	12/1/2027		189,890	188,549	187,991	0.13%
Total											$3,796,137	$3,806,829	2.68%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.75%		9/2/2022	9/2/2027	Consumer Goods: Durable	$5,397,360	$5,344,961	$5,343,386	3.76%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.00%	1.00%	10.75%		9/2/2022	9/2/2027		3,450,771	3,417,270	3,416,263	2.40%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	10.75%		9/2/2022	9/2/2027		717,020	717,020	709,850	0.50%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	290,480	0.20%
Total											$9,790,733	$9,759,979	6.86%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	1M SOFR+7.00%	1.00%	11.85%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$2,858,135	$2,796,617	$2,815,263	1.98%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+7.00%	1.00%	11.85%		12/30/2022	12/30/2028		1,827,332	1,788,001	1,799,922	1.27%
Revolver	(5)	First Lien	1M SOFR+7.00%	1.00%	11.85%		12/30/2022	12/30/2027		102,296	102,296	100,762	0.07%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			461,351	461,351	319,998	0.22%
Total											$5,148,265	$5,035,945	3.54%
MedLearning Group, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.10%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$1,066,784	$1,047,705	$1,045,448	0.74%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	1.00%	11.10%		3/26/2024	12/30/2027		682,042	669,844	668,401	0.47%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.10%		3/26/2024	12/30/2027		625,301	614,118	612,795	0.43%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	1.00%	11.10%		3/26/2024	12/30/2027		399,783	392,633	391,787	0.28%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.10%		3/26/2024	12/30/2027		510,558	501,450	500,347	0.35%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	1.00%	11.10%		3/26/2024	12/30/2027		326,422	320,599	319,894	0.22%
Total											$3,546,349	$3,538,672	2.49%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.35%		12/21/2023	12/21/2028	Capital Equipment	$812,895	$798,517	$808,831	0.57%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+5.75%	2.00%	10.35%		12/21/2023	12/21/2028		519,720	510,528	517,121	0.36%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.35%		12/21/2023	12/21/2028		2,065,024	2,045,435	2,054,699	1.44%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	371,403	0.26%
Total											$3,620,542	$3,752,054	2.63%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	10.95%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$2,149,814	$2,135,995	$2,149,814	1.51%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.00%	1.00%	10.95%		4/4/2022	4/3/2028		1,374,471	1,365,636	1,374,471	0.97%
Total											$3,501,631	$3,524,285	2.48%
Monarch Behavioral Therapy, LLC	(4)								Addison, TX
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.85%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$3,201,420	$3,139,924	$3,137,392	2.21%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+5.00%	1.00%	9.85%		6/6/2024	6/6/2030		2,046,809	2,007,492	2,005,873	1.41%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	9.85%		6/6/2024	6/6/2030		112,423	112,423	110,175	0.08%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.85%		6/6/2024	6/6/2030		101,180	100,173	99,156	0.07%
BI Investors, LLC Class A Units	(9)	Equity					6/6/2024			3,333	330,352	349,886	0.25%
Total											$5,690,364	$5,702,482	4.02%
Monitorus Holding, LLC	(6)								London, UK
Term Loan		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$3,959,924	$3,937,594	$3,959,924	2.78%
Term Loan (PBDC SPV)		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		2,411,517	2,397,918	2,411,517	1.70%
Revolver		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€1,303,046	1,416,623	1,416,623	1.00%
Delayed Draw Term Loan		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€2,320,317	2,341,922	2,341,922	1.65%
Delayed Draw Term Loan (PBDC SPV)		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€1,413,028	1,426,185	1,426,185	1.00%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%		—	8.00%	11/15/2023	3/31/2025		€16,225	17,418	18,155	0.01%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%		—	8.00%	3/1/2024	6/30/2025		€35,907	38,984	40,178	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%		—	8.00%	9/30/2024	12/21/2025		€34,111	38,137	38,169
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	40,977	0.03%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	40,976	0.03%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	40,976	0.03%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	40,976	0.03%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	40,976	0.03%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	40,976	0.03%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	40,976	0.03%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	40,976	0.03%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	40,976	0.03%
Total											$11,909,279	$12,021,458	8.44%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	11.10%		8/3/2023	8/3/2029	Construction & Building	$1,224,325	$1,200,625	$1,212,082	0.85%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.25%	1.50%	11.10%		8/3/2023	8/3/2029		782,765	767,612	774,937	0.54%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	11.10%		8/3/2023	8/3/2029		778,895	770,984	771,106	0.54%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	204,680	0.14%
Total											$2,946,974	$2,962,805	2.07%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	11.60%		11/16/2022	11/16/2027	Services: Business	$4,693,788	$4,628,163	$4,693,788	3.30%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+7.00%	1.75%	11.60%		11/16/2022	11/16/2027		1,825,362	1,799,841	1,825,362	1.28%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	529,489	0.37%
Total											$6,763,503	$7,048,639	4.95%
Pearl Media Holdings, LLC	(11)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	11.00%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$1,567,291	$1,547,179	$1,535,945	1.08%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.25%	2.00%	11.00%		8/31/2022	8/31/2027		1,002,038	989,179	981,997	0.69%
Total											$2,536,358	$2,517,942	1.77%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	10.54%		1/31/2023	1/31/2029	Beverage & Food	$2,413,968	$2,375,754	$2,413,968	1.70%
Term Loan (PBDC SPV)	(7)(8)(16)	First Lien	3M SOFR+4.50%	1.50%	10.54%		1/31/2023	1/31/2029		1,543,357	1,518,925	1,543,357	1.09%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	351,295	0.25%
Total											$4,213,677	$4,308,620	3.04%
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.90%		5/1/2023	8/2/2027	High Tech Industries	$2,960,168	$2,916,881	$2,960,168	2.08%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	2.00%	11.90%		5/1/2023	8/2/2027		1,151,176	1,134,342	1,151,176	0.81%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.90%		5/1/2023	8/2/2027		256,527	256,527	256,527	0.18%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	109,190	0.08%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	62,420	0.04%
Total											$4,501,615	$4,539,481	3.19%
Said Intermediate, LLC	(4)								Boston, MA
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	10.35%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$3,540,218	$3,472,169	$3,451,713	2.43%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+5.50%	1.00%	10.35%		6/13/2024	6/13/2029		2,263,418	2,219,911	2,206,833	1.55%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity					6/13/2024			663	272,727	242,586	0.17%
FCP-Said Holdings, LLC Class A Common Shares		Equity					6/13/2024			625	-	-	0.00%
Total											$5,964,807	$5,901,132	4.15%
Service Minds Company, LLC	(12) (14)								Bradenton, FL
Term Loan	(5)	First Lien	PRIME+6.50%	1.00%	0.00%	0.00%	2/7/2022	2/7/2028	Services: Consumer	$2,442,617	$2,414,550	$1,673,193	1.18%
Revolver	(5)	First Lien	PRIME+6.50%	1.00%	0.00%	0.00%	2/7/2022	2/7/2028		540,111	540,111	369,976	0.26%
Revolver	(5)	First Lien	PRIME+6.50%	1.00%	0.00%	0.00%	7/2/2024	2/7/2028		130,760	130,760	89,571	0.06%
Revolver	(5)	First Lien	PRIME+6.50%	1.00%	0.00%	0.00%	9/13/2024	2/7/2028		64,659	64,659	44,291	0.03%
Delayed Draw Term Loan	(5)	First Lien	PRIME+6.50%	1.00%	0.00%	0.00%	2/7/2022	2/7/2028		1,642,692	1,631,761	1,125,244	0.79%
Total											$4,781,841	$3,302,275	2.32%
Teckrez, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	11.70%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$1,065,283	$1,050,203	$1,049,304	0.74%
Term Loan (PBDC SPV)	(5)(16)	First Lien	1M SOFR+6.75%	2.00%	11.70%		5/24/2024	11/30/2028		681,083	671,442	670,867	0.47%
Revolver	(5)	First Lien	1M SOFR+6.75%	2.00%	11.70%		5/24/2024	11/30/2028		108,925	108,925	107,291	0.08%
HH-Teckrez Parent, LP Preferred Units		Equity					5/24/2024			36,658	36,658	43,977	0.03%
Total											$1,867,228	$1,871,439	1.32%
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.20%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$2,888,958	$2,829,557	$2,874,513	2.02%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.50%	2.00%	11.20%		8/7/2023	8/7/2028		1,847,039	1,809,061	1,837,804	1.29%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.20%		9/30/2024	8/7/2028		366,253	358,928	364,422	0.26%
BV HGI Holdings, L.P. Class A Units	(5)	Equity					8/7/2023			264,885	264,885	183,747	0.13%
Total											$5,262,431	$5,260,486	3.70%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.75%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$3,424,469	$3,397,917	$3,304,613	2.32%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+6.00%	1.00%	10.75%		4/1/2022	12/31/2026		2,189,415	2,172,439	2,112,785	1.49%
Total											$5,570,356	$5,417,398	3.81%
TriplePoint Acquisition Holdings LLC	(4)								Columbus, OH
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	10.10%		5/31/2024	5/31/2029	Construction & Building	$3,049,502	$2,991,594	$2,988,512	2.10%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+5.50%	1.00%	10.10%		5/31/2024	5/31/2029		1,185,917	1,163,397	1,162,199	0.82%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	10.10%		5/31/2024	5/31/2029		117,945	117,945	115,586	0.08%
TriplePoint Holdco LLC Class A Units		Equity					5/31/2024			442,295	442,295	500,714	0.35%
Total											$4,715,231	$4,767,011	3.35%
WER Holdings, LLC	(4)								Sugar Hill, GA
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	10.80%		4/11/2024	4/11/2030	Services: Business	$789,824	$774,959	$770,078	0.54%
Term Loan (PBDC SPV)	(5)(16)	First Lien	3M SOFR+5.50%	1.00%	10.80%		4/11/2024	4/11/2030		307,154	301,373	299,475	0.21%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	10.10%		4/11/2024	4/11/2030		54,442	54,442	53,081	0.04%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	10.42%		4/11/2024	4/11/2030		41,376	40,962	40,342	0.03%
Blade Landscape Investments, LLC Class A Units		Equity					4/11/2024			733	73,300	66,216	0.05%
Total											$1,245,036	$1,229,192	0.87%
Total Non-controlled, non-affiliated investments											$255,095,531	$256,654,766	180.45%
Total Investments											$255,095,531	$256,654,766	180.45%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(114,428,184)	(80.45)%
NET ASSETS												$142,226,582	100.00%

(1)	See Note 1 of the Notes to the consolidated financial statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted in Euros (“€”).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

(4)	At September 30, 2024, the Company had the following outstanding revolver and delayed draw term loan commitments of which there was no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	1,993,987	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
AGT Robotique Inc.	Revolver	1,210,120	0.50%	June 22, 2029
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
Amika OpCo LLC*	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Bart & Associates, LLC	Revolver	628,678	0.50%	August 16, 2030
Bart & Associates, LLC	Delayed Draw Term Loan	4,624,972	1.00%	August 16, 2030
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	144,416	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	797,866	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	2,609,627	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	660,469	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	191,383	0.50%	July 29, 2027
Equine Network, LLC	Revolver	211,919	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	148,618	1.00%	May 22, 2028
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	323,857	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	1,079,522	0.50%	April 1, 2029
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	254,005	1.00%	March 12, 2029
Florachem Corporation	Revolver	823,660	0.50%	April 29, 2028
HV Watterson Holdings, LLC	Revolver	37,212	0.50%	December 17, 2026
Impact Home Services LLC	Delayed Draw Term Loan	869,871	1.00%	April 28, 2028
Inoapps Bidco, LLC	Revolver	379,507	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	819,451	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	286,430	0.50%	December 30, 2027
MedLearning Group, LLC	Delayed Draw Term Loan	990,355	1.00%	December 30, 2027
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Michelli, LLC	Delayed Draw Term Loan	915,070	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	741,990	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	449,691	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	521,873	1.00%	August 3, 2029
RIA Advisory Borrower, LLC	Revolver	426,761	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Teckrez, LLC	Revolver	477,596	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026
Guidant Corp.	Revolver	810,176	0.50%	March 12, 2029
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,061,509	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	471,782	0.50%	May 31, 2029
WER Holdings, LLC	Revolver	108,884	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	503,043	—%	April 11, 2030
	Total Unfunded Commitments	$42,685,984

* Included in this investment is a Line of Credit in the amount of $71,794, with LOC rate of 5.25% and a maturity of July 1, 2028.

(5)	These loans include an interest rate floor feature that is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 91.6% of the Company’s total assets as of September 30, 2024.
(7)	This loan is a unitranche investment.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $696,773, with an unfunded rate of 0.50% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(12)	Investment has been on non-accrual since August 21, 2024.
(13)	This loan is convertible to common units at maturity or at the election of the issuer.
(14)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $64,659 with an unfunded rate of 0.00% and a maturity of February 7, 2028. The Company has full discretion to fund the revolver commitment.
(15)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $128,780 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.
(16)	Investments held by the PBDC SPV subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $1,952,076 of cash and $76,574,714 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Private Credit BDC’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the PBDC SPV subsidiary (as defined in Note 1).

Abbreviation Legend

PIK — Payment-In-Kind

PRIME —  U.S. Prime Rate

SOFR —  Secured Overnight Financing Rate

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		6/5/2023	6/5/2028	Services: Business	$2,499,197	$2,442,057	$2,474,205	2.29%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		10/31/2023	6/5/2028		$658,122	$642,630	$651,541	0.60%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	503,611	550,900	0.51%
Total											$3,588,298	$3,676,646	3.40%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	11.35%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$5,719,319	$5,606,307	$5,606,307	5.19%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	437,006	0.40%
Total											$6,043,313	$6,043,313	5.59%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.60%		3/31/2023	3/31/2028	Services: Business	$3,708,325	$3,626,235	$3,708,325	3.43%
AR-USA Holdings, LLC Class A Units		Equity					3/31/2023			91	91,031	141,963	0.13%
Total											$3,717,266	$3,850,288	3.56%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	10.87%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,096,787	$6,976,253	$6,990,335	6.47%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	11.24%		12/5/2023	7/1/2029		$1,152,465	$1,129,656	$1,135,178	1.05%
Ishtar Co-Invest-B LP Partnership Interests	(9)	Equity					7/1/2022			298,251	164,180	769,517	0.71%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	85,213	219,859	0.20%
Total											$8,355,302	$9,114,889	8.43%
Archer Systems, LLC									Houston, TX
CF Arch Holdings LLC Class A Units		Equity					8/10/2022		Services: Business	496,967	496,967	752,642	0.70%
Total											$496,967	$752,642	0.70%
Axis Portable Air, LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.25%		4/17/2023	3/22/2028	Capital Equipment	$854,937	$839,636	$854,937	0.79%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.25%		3/22/2022	3/22/2028		1,344,512	1,333,714	1,344,512	1.24%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.25%		11/3/2022	3/22/2028		4,115,854	4,115,854	4,115,854	3.81%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	357,545	0.33%
Total											$6,441,865	$6,672,848	6.17%
Baker Manufacturing Company, LLC									Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	11.42%		7/5/2022	7/5/2027	Capital Equipment	$6,097,236	$6,003,785	$6,066,750	5.62%
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022			330,978	330,978	380,730	0.35%
Total											$6,334,763	$6,447,480	5.97%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	442,307	594,575	0.55%
Total											$442,307	$594,575	0.55%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+6.75%	1.00%	12.21%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$2,098,145	$2,050,706	$2,098,145	1.94%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	36,889	0.03%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity					3/15/2023			184,925	184,925	199,847	0.19%
Total											$2,269,766	$2,334,881	2.16%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		2/24/2022	2/7/2027	Services: Business	$4,631,802	$4,600,434	$4,562,325	4.22%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		6/24/2022	2/7/2027		451,225	447,963	444,457	0.41%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		3/27/2023	2/7/2027		648,122	642,669	638,400	0.59%
Revolver	(5)	First Lien	3M SOFR+7.00%	2.00%	12.60%		2/24/2022	2/7/2027		262,574	262,574	258,635	0.24%
Total											$5,953,640	$5,903,817	5.46%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		8/2/2023	8/2/2028	Environmental Industries	$5,915,156	$5,776,190	$5,796,853	5.37%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		8/2/2023	8/2/2028		973,008	973,008	953,548	0.88%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,081	208,069	187,947	0.17%
Total											$6,957,267	$6,938,348	6.42%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	12.00%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,414,466	$9,258,376	$9,414,466	8.71%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	12.02%		11/22/2022	11/22/2027		184,317	184,317	184,317	0.17%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	537,715	0.50%
Total											$9,987,472	$10,136,498	9.38%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.85%		6/30/2023	6/30/2028	High Tech Industries	$4,735,553	$4,647,927	$4,688,197	4.34%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	562,891	0.52%
Total											$5,133,145	$5,251,088	4.86%
Curion Holdings, LLC									Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.00%	12.25%		7/29/2022	7/29/2027	Services: Business	$3,507,255	$3,453,759	$3,454,646	3.20%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.00%	12.25%		7/29/2022	7/29/2027		1,275,886	1,275,886	1,256,748	1.16%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	418,570	0.39%
Total											$5,073,174	$5,129,964	4.75%
EHI Buyer, Inc.	(4)								Grand Prarie, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.85%		7/31/2023	7/31/2029	Environmental Industries	$2,813,633	$2,746,670	$2,757,360	2.55%
EHI Group Holdings, L.P.		Equity					7/31/2023			492	492,017	501,798	0.46%
Total											$3,238,687	$3,259,158	3.01%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028	Services: Consumer	$2,680,155	$2,618,072	$2,666,754	2.47%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028		176,599	176,599	175,716	0.16%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028		222,370	222,370	221,258	0.20%
Total											$3,017,041	$3,063,728	2.83%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	12.13%		12/7/2023	12/7/2028	Services: Business	$5,156,250	$5,054,338	$5,054,338	4.68%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	266,927	0.25%
Total											$5,321,265	$5,321,265	4.93%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.46%		3/16/2022	3/16/2027	High Tech Industries	$3,921,300	$3,880,744	$3,921,300	3.63%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	168,003	0.16%
Total											$4,048,747	$4,089,303	3.79%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,245,862	$1,226,455	$1,233,403	1.14%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028		436,790	436,790	432,422	0.40%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028		530,282	530,282	524,979	0.49%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	207,020	0.19%
Total											$2,354,810	$2,397,824	2.22%
Green Intermediateco II, Inc.									Irvine, CA
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	12.11%		8/8/2023	8/8/2028	High Tech Industries	$6,345,855	$6,196,707	$6,218,938	5.76%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	12.11%		8/8/2023	8/8/2028		1,634,349	1,614,433	1,601,662	1.48%
Green Topco Holdings, LLC Class A Units		Equity					8/8/2023			194,512	194,512	194,981	0.18%
Total											$8,005,652	$8,015,581	7.42%
Heartland Business Systems, LLC	(4)								Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.75%		8/26/2022	8/26/2027	High Tech Industries	$3,170,553	$3,121,133	$3,170,553	2.94%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.75%		8/26/2022	8/26/2027		3,291,281	3,261,388	3,291,281	3.05%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	137,144	398,792	0.37%
Total											$6,519,665	$6,860,626	6.36%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026	Services: Business	$8,077,439	$8,024,795	$7,996,665	7.39%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026		993,209	993,209	983,277	0.91%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026		196,214	194,774	194,252	0.18%
Total											$9,212,778	$9,174,194	8.48%
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		4/28/2023	4/28/2028	Services: Consumer	$2,667,021	$2,607,075	$2,627,016	2.43%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		6/30/2023	4/28/2028		$121,228	$118,434	$119,410	0.11%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		10/11/2023	4/28/2028		$243,066	$237,238	$239,420	0.22%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		4/28/2023	4/28/2028		607,105	607,105	597,998	0.55%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			183	183,490	120,714	0.11%
Total											$3,753,342	$3,704,558	3.42%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.39%		2/15/2022	2/15/2027	High Tech Industries	$5,607,211	$5,531,649	$5,579,175	5.16%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	11.22%		2/15/2022	2/15/2027		379,507	379,507	377,609	0.35%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.39%		2/15/2022	2/15/2027		2,342,268	2,325,108	2,330,557	2.16%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	642,989	0.60%
Total											$8,779,836	$8,930,330	8.27%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.93%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$5,924,256	$5,837,312	$5,835,392	5.40%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	11.96%		6/6/2022	6/6/2027		224,067	224,067	220,706	0.20%
Gauge Vimergy Coinvest, LLC Units	(9)	Equity					6/6/2022			178	175,035	57,603	0.05%
Total											$6,236,414	$6,113,701	5.65%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		9/2/2022	9/2/2027	Consumer Goods: Durable	$9,284,522	$9,175,573	$9,238,099	8.55%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		9/2/2022	9/2/2027		717,020	717,020	713,435	0.66%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	300,679	0.28%
Total											$10,204,075	$10,252,213	9.49%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.35%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,721,143	$4,601,315	$4,673,932	4.33%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			461,351	461,351	383,570	0.36%
Total											$5,062,666	$5,057,502	4.69%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.12%		12/21/2023	12/21/2028	Capital Equipment	$1,342,685	$1,315,831	$1,315,831	1.22%
Revolver	(5)	First Lien	3M SOFR+5.75%	2.00%	11.12%		12/21/2023	12/21/2028		99,464	99,464	97,475	0.09%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	266,062	0.25%
Total											$1,681,357	$1,679,368	1.56%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.46%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$3,769,183	$3,740,650	$3,769,183	3.49%
Total											$3,740,650	$3,769,183	3.49%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monitorus Holding, LLC	(6)		0.00%						London, UK
Term Loan		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,179,978	$6,135,361	$6,118,178	5.66%
Revolver		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€1,263,890	1,374,053	1,360,312	1.26%
Delayed Draw Term Loan		First Lien	14.00%		10.00%	4.00%	5/24/2022	5/24/2027		€3,621,158	3,654,874	3,618,325	3.35%
Sapphire Aggregator S.a r.l. Convertible Bonds		Unsecured	8.0%		0.00%	8.0%	11/15/2023	3/31/2025		1,622,524	17,417	17,730	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Total											$11,476,203	$11,470,576	10.65%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	11.61%		8/3/2023	8/3/2029	Construction & Building	$2,022,258	$1,978,925	$1,991,924	1.84%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			195	194,900	191,924	0.18%
Total											$2,173,825	$2,183,848	2.02%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	12.35%		11/16/2022	11/16/2027	Services: Business	$6,736,977	$6,625,141	$6,736,977	6.24%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	387,917	0.36%
Total											$6,960,640	$7,124,894	6.60%
Pearl Media Holdings, LLC	(4)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.75%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$2,589,414	$2,549,065	$2,550,573	2.36%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	11.75%		8/31/2022	8/31/2027		162,580	162,580	160,141	0.15%
Total											$2,711,645	$2,710,714	2.51%
Peltram Plumbing Holdings, LLC	(4)								Auburn, WA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		2/1/2022	12/30/2026	Construction & Building	$6,818,700	$6,740,807	$6,818,700	6.31%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		2/1/2022	12/30/2026		529,986	529,986	529,986	0.49%
Total											$7,270,793	$7,348,686	6.80%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+6.00%	1.50%	12.57%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$3,967,268	$3,896,600	$3,947,432	3.65%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	263,073	0.24%
Total											$4,215,598	$4,210,505	3.89%
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	12.03%		5/1/2023	8/2/2027	High Tech Industries	$4,142,649	$4,069,867	$4,121,936	3.82%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	12.03%		5/1/2023	8/2/2027		186,246	186,246	185,315	0.17%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	90,200	0.08%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	62,420	0.06%
Total											$4,449,978	$4,459,871	4.13%
Service Minds Company, LLC	(4)								Bradenton, FL
Term Loan	(5)	First Lien	3M SOFR+7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028	Services: Consumer	$2,397,358	$2,362,594	$2,025,768	1.88%
Revolver	(5)	First Lien	3M SOFR+7.50%	1.00%	11.04%	2.00%	2/7/2022	2/7/2028		583,649	583,649	493,183	0.46%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028		1,642,887	1,629,511	1,388,240	1.29%
Total											$4,575,754	$3,907,191	3.63%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	11.70%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$4,771,876	$4,659,797	$4,700,298	4.35%
BV HGI Holdings, L.P. Class A Units		Equity					8/7/2023			264,885	264,885	254,991	0.24%
Total											$4,924,682	$4,955,289	4.59%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$5,841,952	$5,783,110	$5,666,693	5.25%
Total											$5,783,110	$5,666,693	5.25%
Total Non-controlled, non-affiliated investments											$206,513,758	$208,574,078	193.08%
Net Investments											$206,513,758	$208,574,078	193.08%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(100,552,056)	(93.08)%
NET ASSETS												$108,022,022	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(4)	At December 31, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments of which there was no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$2,278,843	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
American Refrigeration, LLC	Delayed Draw Term Loan	482,132	1.00%	March 31, 2028
Amika OpCo LLC	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	2,500,000	1.00%	March 22, 2028
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	525,148	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	1,946,015	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	2,609,627	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	737,268	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
EHI Buyer, Inc.	Revolver	3,149,231	0.50%	July 31, 2029
EHI Buyer, Inc.	Delayed Draw Term Loan	1,410,343	1.00%	July 31, 2029
Equine Network, LLC	Revolver	35,320	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	148,618	1.00%	May 22, 2028
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,435,166	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	3,316,153	0.50%	August 26, 2027
HV Watterson Holdings, LLC	Revolver	248,302	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Impact Home Services LLC	Revolver	128,780	0.50%	April 28, 2028
Inoapps Bidco, LLC	Revolver	569,260	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	522,823	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	819,451	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Michelli, LLC	Revolver	895,177	0.50%	December 21, 2028
Michelli, LLC	Delayed Draw Term Loan	2,983,923	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,304,682	1.00%	August 3, 2029
Pearl Media Holdings, LLC	Revolver	534,193	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	353,324	0.50%	December 30, 2026
RIA Advisory Borrower, LLC	Revolver	497,042	0.50%	August 2, 2027
Service Minds Company, LLC	Revolver	64,659	0.50%	February 7, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026
	Total Unfunded Commitments	$49,348,063

(5)	These loans include an interest rate floor feature that is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.6% of the Company’s total assets as of December 31, 2023.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.

Abbreviation Legend

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rat

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducting organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies (“ASC Topic 946”). The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, the Company has elected to be treated, qualifies, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) and a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital”). Stellus Capital serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). Stellus Capital, may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As of September 30, 2024, the Company has issued a total of 9,394,977 common shares of beneficial interest in connection with draw downs of $110,000,000 from outstanding capital commitments, immediate share purchases of $34,330,000 from investors pursuant to subscription agreements, and $1,852,794 from dividend reinvestments for total contributed capital of $146,182,794. As of September 30, 2024, the Company had $121,687,500 in uncalled capital commitments pursuant to draw down subscription agreements.

During the third quarter of 2024, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the common shares of beneficial interest outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. As of September 30, 2024, the Company repurchased 373,094 common shares of beneficial interest at a purchase price of $15.19.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

On May 20, 2024, the Company formed Stellus Private Credit BDC SPV LLC (“PBDC SPV”), which is structured as a Delaware limited liability company, for a special purpose vehicle financing credit facility (the “SPV Facility”). The PBDC SPV is consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by the PBDC SPV are included in the consolidated financial statements. See Note 9 for further details regarding the SPV Facility.

As a BDC, the Company is required to comply with certain regulatory requirements. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (including any preferred stock that we may issue in the future) of at least 150%, subject to meeting certain conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 220% and 210%, respectively.

The Company’s investment objective is to maximize the total return to its shareholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5,000,000 to $50,000,000 of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) through first lien, second lien, unitranche and unsecured debt financing, with corresponding equity co-investments. The Company sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Exchange Act. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023.

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

September 30, 2024

(unaudited)

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

Cash and Cash Equivalents

As of September 30, 2024, cash balances totaling $1,977,378 exceeded Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000 by $1,727,378.

In addition, at September 30, 2024, the Company held $1,540,643 in cash equivalents, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

September 30, 2024

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

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering costs, included on the Statements of Assets and Liabilities and amortized over a twelve-month period from Commencement of Operations. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to the Private Offering. As of September 30, 2024 and December 31, 2023, $115,952 and $72,875 of such offering costs had yet to be amortized, respectively.

Investments

Rule 2a-5 under the 1940 Act allows the Board to designate the Company’s investment adviser as the valuation designee to perform the fair value determination responsibilities, subject to certain conditions, including continued board of directors’ oversight and creates a framework for the determination of the fair value of a fund’s investment in order to establish a standard baseline valuation practice across all funds, whether it is a valuation designee or the board of directors making the fair value determination. Determination of fair value in good faith requires, among other things, assessment and management of material valuation risks, the establishment and consistent application of appropriate methodologies for calculating fair value (including regular review of which methodologies have been selected and monitoring for circumstances that require fair value), the regular testing of the established fair value methodologies, and the evaluation and oversight of any pricing services used. The Board has amended its valuation policy in accordance with the requirements of Rule 2a-5 and Rule 31a-4, however, it has chosen to not designate a valuation designee at this time.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

A presentation of the interest income we have received from portfolio companies for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Loan interest	$7,072,857	$5,802,566	$19,212,251	$15,143,486
PIK interest	338,279	217	671,421	217
Fee amortization income(1)	308,593	186,748	885,174	555,267
Fee income acceleration(2)	80,653	53,253	185,512	234,539
Total Interest Income	$7,800,382	$6,042,784	$20,954,358	$15,933,509
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

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

September 30, 2024

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

Current income tax expense estimates for the three and nine months ended September 30, 2024 of $0 and $29,274, respectively, is related to federal excise taxes. Current income tax expense estimates for the three and nine months ended September 30, 2023 of $3,953 and $20,643, respectively, is related to federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of September 30, 2024, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and nine months ended September 30, 2024 and 2023.

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

For the three and nine months ended September 30, 2024, the Company recorded deferred income tax (provision) of ($19,791) and ($15,993) related to the Taxable Subsidiary, respectively. For both the three and nine months ended September 30, 2023, the Company recorded deferred income tax provision of ($56,622) related to the Taxable Subsidiary. In addition, as of September 30, 2024 and December 31, 2023, the Company had a deferred tax liability of $183,857 and $167,865, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Distributable Earnings

The components that make up total distributable earnings on the Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Accumulated net realized gain from investments	$651,427	$651,427
Net realized gain on foreign currency translations	93,319	72,953
Net unrealized appreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $183,857 and $167,865, respectively	1,335,531	1,859,775
Net unrealized appreciation on foreign currency translations	39,847	32,680
Accumulated undistributed net investment income	176,907	524,118
Total distributable earnings	$2,297,031	$3,140,953

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. The Advisor voluntarily agreed to waive the base management fee until October 1, 2024. For periods thereafter, ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the three and nine months ended September 30, 2024, the Company accrued management fees of $896,304 and $2,497,611, respectively, all of which have been waived. For the three and nine months ended September 30, 2023, the Company accrued management fees of $763,066 and $2,031,626, respectively, all of which have been waived. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

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

For the three and nine months ended September 30, 2024, the Company accrued Income Incentive Fees of $756,668 and $1,997,539, respectively. For the three and nine months ended September 30, 2024, $252,222 and $665,846 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange. For the three and nine months ended September 30, 2023, the Company accrued Income Incentive Fees of $529,714 and $1,437,391, respectively. For the three and nine months ended September 30, 2023, $176,570 and $479,130 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange.

As of September 30, 2024 and December 31, 2023, $532,486 and $439,854, respectively, of such Income Incentive Fees were payable to the Advisor, of which $483,803 and $431,769, respectively, are currently payable (as explained below). As of September 30, 2024 and December 31, 2023, $48,683 and $8,085, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. As of both September 30, 2024 and December 31, 2023, no Income Incentive Fees were deferred pursuant to the Cumulative Pre-Incentive Fee Net Return limitation and are not currently payable. The Income Incentive Fees that have been waived by the Advisor are not subject to recoupment.

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

September 30, 2024

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

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income incentive fees incurred	$756,668	$529,714	$1,997,539	$1,437,391
Capital gains incentive fees (reversed) incurred	(124,713)	99,640	(94,639)	224,532
Income incentive fee waiver	(252,222)	(176,571)	(665,846)	(479,130)
Incentive fees expense	$379,733	$452,783	$1,237,054	$1,182,793

	September 30, 2024	December 31, 2023
Investment income incentive fee currently payable	$483,803	$431,769
Investment income incentive fee deferred	48,683	8,085
Capital gains incentive fee deferred	167,045	261,684
Incentive fee payable	$699,531	$701,538

Expense Support and Conditional Reimbursement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor under which the Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of the Company’s total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three and nine months ended September 30, 2024, the Company recorded expense reimbursements of $128,331 and $403,148, respectively. For the three and nine months ended September 30, 2023, the Company recorded expense reimbursements of $82,743 and $441,852, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

As of September 30, 2024, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025
March 31, 2023	219,880	—	219,880	March 31, 2026
June 30, 2023	139,229	—	139,229	June 30, 2026
September 30, 2023	82,743	—	82,743	September 30, 2026
December 31, 2023	126,539	—	126,539	December 31, 2026
March 31, 2024	197,775	—	197,775	March 31, 2027
June 30, 2024	77,042	—	77,042	June 30, 2027
September 30, 2024	128,331	—	128,331	September 30, 2027
Totals	$1,231,550	$—	$1,231,550

The following tables summarize the components of the expenses reimbursed/fees waived by the Advisor included in the Consolidated Statement of Operations:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Management fee waiver	$896,304	$763,066	$2,497,611	$2,031,626
Income incentive fee waiver	252,222	176,570	665,846	479,130
Expense support and conditional reimbursement	128,331	82,743	403,148	441,852
Expenses reimbursed/fees waived by Investment Advisor	$1,276,857	$1,022,379	$3,566,605	$2,952,608

Trustees’ Fees

Each Independent Trustee of the Board is paid an annual board retainer of $50,000, payable in quarterly installments. The Company reimburses Independent Trustees for any out-of-pocket expenses related to their service as members of the Board. The Independent Trustees of the Board do not receive any stock-based compensation for their service as members of the Board. The Company’s Interested Trustees, who are employed by Stellus Capital, do not receive any compensation for their service as members of the Board. In addition, the Audit Committee Chairman is paid an additional annual retainer of $10,000.

For the three and nine months ended September 30, 2024 and 2023, the Company recorded an expense relating to trustees’ fees of $40,000 and $120,000, respectively. As of both September 30, 2024 and December 31, 2023, no trustees’ fees were payable to the Company’s trustees.

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

September 30, 2024

(unaudited)

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three and nine months ended September 30, 2024, the Company recorded expenses of $103,230 and $293,646, respectively, relating to the Administration Agreement. For the three and nine months ended September 30, 2023, the Company recorded expenses of $81,566 and $229,190, respectively, relating to the Administration Agreement. As of September 30, 2024 and December 31, 2023, $103,230 and $93,007, respectively, remained payable to Stellus Capital under the Administration Agreement.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

For the three and nine months ended September 30, 2024, the Company declared aggregate distributions of $0.50 and $1.50 per share on its common stock, respectively. The distribution declared for the three and nine months ended September 30, 2024 differ from the amounts disclosed in the statements of operations as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end. For the three and nine months ended September 30, 2023, the Company declared aggregate distributions of $0.46 and $1.32 per share on its common stock, respectively. The Company has declared distributions of $4.19 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024
January 13, 2024	January 15, 2024	January 31, 2024	$0.1666
January 13, 2024	February 1, 2024	February 29, 2024	$0.1666
January 13, 2024	March 1, 2024	March 29, 2024	$0.1666
April 3, 2024	April 5, 2024	April 30, 2024	$0.1666
April 3, 2024	May 1, 2024	May 31, 2024	$0.1666
April 3, 2024	June 1, 2024	June 28, 2024	$0.1666
June 26, 2024	July 1, 2024	July 31, 2024	$0.1666
June 26, 2024	August 1, 2024	August 30, 2024	$0.1666
June 26, 2024	September 2, 2024	September 30, 2024	$0.1666
Total			$4.19
(1)	Distributions for the year ended 2023 and 2022 are shown in aggregate amounts.

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and the Company's transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the Company's transfer agent and registrar in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board for such distribution. If such notice is not received by the record date fixed by the Board for such distribution, then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company issued 26,702 and 78,019 shares through the DRIP for the three and nine months ended September 30, 2024, respectively. The Company issued 11,413 and 30,059 shares through the DRIP for the three and nine months ended September 30, 2023, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

As of September 30, 2024, the Company has issued a total of 9,394,977 common shares of beneficial interest in connection with draw downs of $110,000,000 from outstanding capital commitments and immediate share purchases of $34,330,000 from investors pursuant to subscription agreements and $1,852,794 from dividend reinvestments for total contributed capital of $146,182,794. As of September 30, 2024, the Company had $121,687,500 in uncalled capital commitments pursuant to draw down subscription agreements.

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507	14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000	15.10
Dividend reinvestment	January 5, 2024	13,315	201,062	—	201,062	15.10
Immediate share issuance	January 30, 2024	117,897	1,793,210	6,790	1,800,000	15.21
Dividend reinvestment	January 31, 2024	4,938	75,104	—	75,104	15.21
Dividend reinvestment	February 29, 2024	5,133	78,073	—	78,073	15.21
Immediate share issuance	March 1, 2024	73,683	1,120,712	4,288	1,125,000	15.21
Immediate share issuance	March 28, 2024	40,936	622,624	2,376	625,000	15.21
Dividend reinvestment	April 1, 2024	5,717	86,960	—	86,960	15.21
Immediate share issuance	April 29, 2024	414,531	6,325,743	24,257	6,350,000	15.26
Dividend reinvestment	April 30, 2024	6,198	94,576	—	94,576	15.26
Capital draw down	May 22, 2024	1,310,616	20,000,000	—	20,000,000	15.26
Immediate share issuance	May 31, 2024	214,138	3,267,729	12,271	3,280,000	15.26
Dividend reinvestment	May 31, 2024	7,930	121,011	—	121,011	15.26
Immediate share issuance	June 26, 2024	65,283	996,220	3,780	1,000,000	15.26
Dividend reinvestment	June 28, 2024	8,086	123,392	—	123,392	15.26
Immediate share issuance	July 30, 2024	104,924	1,593,789	6,211	1,600,000	15.19
Dividend reinvestment	July 31, 2024	8,014	121,739	—	121,739	15.19
Immediate share issuance	August 27, 2024	49,182	747,086	2,914	750,000	15.19
Dividend reinvestment	August 30, 2024	9,424	143,144	—	143,144	15.19
Share repurchase program	September 19, 2024	(373,094)	(5,667,305)	—	(5,667,305)	15.19
Immediate share issuance	September 24, 2024	196,726	2,988,271	11,729	3,000,000	15.19
Dividend reinvestment	September 30, 2024	9,264	140,726	—	140,726	15.19
Total		9,394,977	$140,387,919	$127,570	$140,515,489
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of September 30, 2024, in the amount of $585,938, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Share Repurchase Program

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the nine months ended September 30, 2024:

						Redemption
	5% of Shares Offered	Common Shares	Number of	Percentage of	Net Repurchase	Price
Type of Common Shares Issuance	for Repurchase	Redemption Date	Shares Repurchased	Shares Repurchased	Amount	Per Share
Share repurchase program	469,527	September 19, 2024	373,094	4.0%	5,667,305	15.19
Total			373,094	4.0%	$5,667,305

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase in net assets resulting from operations	$4,246,176	$4,075,040	$11,583,161	$11,161,107
Weighted average common shares of beneficial interest	9,456,180	6,584,179	8,335,421	6,044,958
Net increase in net assets from operations per share	$0.45	$0.62	$1.39	$1.85

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

At September 30, 2024, the Company had investments in 50 portfolio companies. The composition of our investments as of September 30, 2024 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$243,599,111	$242,441,993
Unsecured Debt	94,539	96,502
Equity	11,401,881	14,116,271
Total Investments	$255,095,531	$256,654,766
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 3.7% of our portfolio at fair value.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had 38 and 31 of such investments with aggregate unfunded commitments of $42,685,984 and $49,348,063, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The aggregate gross unrealized appreciation (depreciation) and the aggregate cost and fair value of the Company’s portfolio company securities as September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Aggregate cost of portfolio company securities	$255,095,531	$206,513,758
Gross unrealized appreciation of portfolio company securities	4,814,074	3,462,958
Gross unrealized depreciation of portfolio company securities	(3,294,686)	(1,435,318)
Gross unrealized appreciation on foreign currency translation	39,847	32,680
Aggregate fair value of portfolio company securities	$256,654,766	$208,574,078

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2024 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$242,441,993	$242,441,993
Unsecured Debt	—	—	96,502	96,502
Equity	—	—	14,116,271	14,116,271
Total Investments	$—	$—	$256,654,766	$256,654,766

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The changes in aggregate values of Level 3 portfolio investments during the nine months ended September 30, 2024 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2023	$197,292,058	$17,730	$11,264,290	$208,574,078
Purchases of investments	64,836,684	77,120	2,124,240	67,038,044
Payment-in-kind interest	671,421	—	—	671,421
Sales and Redemptions	(19,419,233)	—	(190,491)	(19,609,724)
Change in unrealized (depreciation) appreciation on investments included in earnings	(1,420,969)	174	912,543	(508,252)
Change in unrealized appreciation on foreign currency translation included in earnings	—	1,478	5,689	7,167
Amortization of premium and accretion of discount, net	482,032	—	—	482,032
Fair value at September 30, 2024	$242,441,993	$96,502	$14,116,271	$256,654,766

There were no Level 3 transfers during the nine months ended September 30, 2024.

The changes in aggregate values of Level 3 portfolio investments during the year ended December 31, 2023 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2022	$152,257,418	$—	$5,247,337	$157,504,755
Purchases of investments	84,421,200	17,418	4,883,983	89,322,601
Payment-in-kind interest	129,990	—	—	129,990
Sales and Redemptions	(40,851,030)	—	(1,453,664)	(42,304,694)
Realized gain on investment	—	—	841,075	841,075
Change in unrealized appreciation (depreciation) on investments included in earnings	832,371	(175)	1,734,327	2,566,523
Change in unrealized appreciation on foreign currency translation included in earnings	—	487	11,232	11,719
Amortization of premium and accretion of discount, net	502,109	—	—	502,109
Fair value at December 31, 2023	$197,292,058	$17,730	$11,264,290	$208,574,078

There were no Level 3 transfers during the year ended December 31, 2023.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$52,383,396	$50,271,373	19.58%
Texas	39,646,368	41,338,130	16.10%
New York	26,846,982	27,541,886	10.73%
Illinois	14,345,527	14,084,417	5.49%
Pennsylvania	11,667,452	12,155,877	4.74%
United Kingdom	11,909,279	12,021,458	4.68%
California	10,900,262	10,927,143	4.26%
Canada	10,101,187	10,107,167	3.94%
Arizona	8,890,963	9,281,854	3.62%
Colorado	8,840,013	8,879,017	3.46%
Ohio	8,511,368	8,573,840	3.34%
Wisconsin	6,465,597	6,768,630	2.64%
Indiana	5,928,550	5,972,690	2.33%
Massachusetts	5,964,807	5,901,132	2.30%
Maryland	5,570,356	5,417,398	2.11%
Michigan	5,262,431	5,260,486	2.05%
Tennessee	4,213,677	4,308,620	1.68%
Virginia	3,803,433	3,800,710	1.48%
Louisiana	3,620,542	3,752,054	1.46%
Idaho	3,501,631	3,524,285	1.37%
Missouri	3,259,374	3,251,179	1.27%
South Carolina	2,217,300	2,286,228	0.89%
Georgia	1,245,036	1,229,192	0.48%
	$255,095,531	$256,654,766	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$47,985,943	$47,412,096	22.72%
Texas	37,133,239	38,033,969	18.23%
New York	23,622,043	24,424,604	11.71%
Illinois	14,285,952	14,304,158	6.86%
United Kingdom	11,476,203	11,470,576	5.50%
California	10,179,477	10,199,429	4.89%
Colorado	9,060,354	9,107,041	4.37%
Washington	7,270,793	7,348,686	3.52%
Wisconsin	6,519,665	6,860,626	3.29%
Arizona	6,441,865	6,672,848	3.20%
Indiana	6,334,763	6,447,480	3.09%
Maryland	5,783,110	5,666,693	2.72%
Michigan	4,924,682	4,955,289	2.38%
Tennessee	4,215,598	4,210,505	2.02%
Idaho	3,740,650	3,769,183	1.81%
Pennsylvania	3,588,298	3,676,646	1.76%
South Carolina	2,269,766	2,334,881	1.12%
Louisiana	1,681,357	1,679,368	0.81%
	$206,513,758	$208,574,078	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$44,293,515	$45,157,328	17.60%
High Tech Industries	34,093,320	34,575,609	13.47%
Capital Equipment	31,372,896	32,142,319	12.52%
Healthcare & Pharmaceuticals	26,734,955	26,666,303	10.39%
Media: Advertising, Printing & Publishing	19,663,599	19,467,780	7.59%
Consumer Goods: Non-Durable	17,778,079	18,506,714	7.21%
Media: Diversified & Production	11,909,279	12,021,458	4.68%
Chemicals, Plastics, & Rubber	10,393,296	10,372,846	4.04%
Consumer Goods: Durable	9,790,733	9,759,979	3.80%
Environmental Industries	8,422,193	8,619,501	3.36%
Energy: Oil & Gas	7,808,544	8,198,327	3.19%
Construction & Building	7,662,205	7,729,816	3.01%
Beverage & Food	7,473,051	7,559,799	2.95%
Services: Consumer	8,572,511	6,775,084	2.64%
Retail	6,301,511	6,235,647	2.43%
Hotel, Gaming, & Leisure	2,825,844	2,866,256	1.12%
	$255,095,531	$256,654,766	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$40,324,028	$40,933,710	19.62%
High Tech Industries	36,937,023	37,606,799	18.02%
Consumer Goods: Non-Durable	18,332,366	18,997,773	9.11%
Healthcare & Pharmaceuticals	17,181,920	17,426,668	8.36%
Capital Equipment	14,900,292	15,394,271	7.38%
Media: Diversified & Production	11,476,203	11,470,576	5.50%
Services: Consumer	11,346,137	10,675,477	5.12%
Consumer Goods: Durable	10,204,075	10,252,213	4.92%
Environmental Industries	10,195,954	10,197,506	4.89%
Construction & Building	9,444,618	9,532,534	4.57%
Media: Advertising, Printing & Publishing	8,754,958	8,754,027	4.20%
Chemicals, Plastics, & Rubber	8,137,920	8,064,517	3.87%
Media: Broadcasting & Subscription	5,062,666	5,057,502	2.42%
Beverage, Food, & Tobacco	4,215,598	4,210,505	2.02%
	$206,513,758	$208,574,078	100.00%

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$242,441,993	Income/Market	HY credit spreads,	-2.33% to 5.59% (-0.45%)
		approach(2)	Risk free rates	-1.14% to 1.70% (-0.31%)
			Market multiples	5.3x to 18.1x (11.6x)(4)

Unsecured debt	$96,502	Recent transaction	Transaction price	N/A

Equity investments	$14,116,271	Market approach(5)	Underwriting multiple/
			EBITDA multiple	5.1x to 18.6x (11.2x)
	$256,654,766
(1)	Weighted average based on fair value as of September 30, 2024.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (2.33)% ( (233) basis points) to 5.59% (559 basis points). The average of all changes was (0.45)% ( (45) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
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

September 30, 2024

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

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$197,292,058	Income/Market	HY credit spreads,	-2.08% to 8.11% (-0.44%)
		approach(2)	Risk free rates	-0.66% to 2.03% (0.22%)
			Market multiples	6.6x to 22.5x (11.3x)(4)

Unsecured debt	$17,730	Recent transaction	Transaction price	0.00% to 0.00% (0.00%)

Equity investments	$11,264,290	Market approach(5)	Underwriting multiple/
			EBITDA multiple	5.2x to 20.1x (11.4x)
	$208,574,078
(1)	Weighted average based on fair value as of December 31, 2023.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (2.08)% ( (208) basis points) to 8.11% (811 basis points). The average of all changes was (0.44)% ( (44) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

As of September 30, 2024, the Company had $42,685,984 in unfunded debt commitments to 38 existing portfolio companies. As of December 31, 2023, the Company had $49,348,063 in unfunded debt commitments to 31 existing portfolio companies. As of September 30, 2024, the Company had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	Nine Months Ended
	September 30, 2024		September 30, 2023
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$15.21		$14.64
Net investment income	1.45		1.39
Change in unrealized (depreciation) appreciation on investments	(0.06)		0.47
Provision for taxes on net unrealized appreciation on investments	—		(0.01)
Total from operations	$1.39		$1.85
Stockholder distributions from:
Net investment income	(1.49)		(1.36)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.02		—
Other(2)	0.01		(0.03)
Net asset value at end of period	$15.14		$15.10
Total return based on market value(3)	9.33%		12.46%
Weighted average shares outstanding	8,335,421		6,044,958
Ratio/Supplemental Data:
Net assets at end of period	$142,226,582		$104,749,651
Weighted average net assets	$127,073,187		$89,308,459
Annualized ratio of net operating expenses to weighted average net assets(4)	9.69%		11.84%
Annualized ratio of interest expense and other fees to weighted average net assets	7.24%		8.74%
Annualized ratio of net investment income to weighted average net assets(4)	12.70%		8.15%
Portfolio turnover(5)	11.18%		12.86%
Credit Facilities payable	$118,600,000		$105,800,000
Asset coverage ratio(6)	2.20	x	1.99	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Net of 3.75% and 4.42% for the nine months ended September 30, 2024 and 2023, respectively, from expenses reimbursed and fees waived by the Advisor. Additionally, these ratios include the impact of income tax provision on net unrealized appreciation in Taxable Subsidiary of ($15,993) and ($56,622) for the nine months ended September 30, 2024 and 2023, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit on net unrealized appreciation to weighted average net assets for the nine months ended September 30, 2024 and 2023 is (0.01)% and (0.08)%, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

(5)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(6)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

NOTE 9 — CREDIT FACILITIES

Commitment Facility

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank, as subsequently amended (the “Commitment Facility”). On May 5, 2022, the Company entered into a First Amendment to Revolving Credit and Security Agreement (the “First Amendment”) by and between the Company, as the borrower and Signature Bank as the lender. The First Amendment increased the maximum commitment amount under the Commitment Facility from $50,000,000 to $75,000,000 on a committed basis. On June 17, 2022, the Company entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) by and between the Company, as the borrower and Signature Bank, as the lender. The Second Amendment increased the maximum commitment amount under the Commitment Facility from $75,000,000 to $100,000,000 on a committed basis. The Commitment Facility was further amended by the Third Amendment to Revolving Credit and Security Agreement, dated July 19, 2022, and the Fourth Amendment to Revolving Credit and Security Agreement, dated September 7, 2022. On February 1, 2023, the Company entered into a Fifth Amendment to the Revolving Credit and Security Agreement (the “Fifth Amendment”) by and between the Company, as the borrower and Signature Bank, as the lender. The Fifth Amendment amends the Commitment Facility, as previously amended by the Fourth Amendment to the Revolving Credit and Security Agreement dated September 7, 2022. The Fifth Amendment decreased the maximum commitment amount under the Commitment Facility from $100,000,000 to $50,000,000 on a committed basis and extended the maturity of the Commitment Facility from February 1, 2023 to December 31, 2023. Borrowings under the Commitment Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) one-month Term SOFR plus 1.80% plus a credit spread adjustment of 0.10% subject to a zero percent floor (ii) daily simple SOFR plus 1.80% plus a credit spread adjustment of 0.10% or (iii) (a) an alternate base rate based on the greatest of (I) the Prime Rate, (II) Federal Funds Rate plus 0.50% and (III) one-month Term SOFR plus 1.80%, minus (b) 0.80%. Interest is payable monthly in arrears.

The Company's obligations to the lenders under the Commitment Facility were secured by investors' uncalled capital commitments, and the availability under the Commitment Facility was based on an advance rate for each investor's uncalled capital commitments. The Commitment Facility contained certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.00.

The Company incurred costs of $627,276 in connection with the Commitment Facility, which were amortized over the life of the facility. All amounts borrowed under the Commitment Facility matured on December 31, 2023, and all principal, accrued and unpaid interest thereunder was paid on December 22, 2023.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Interest is paid monthly in arrears. There were no expenses related to the Commitment Facility for the three and nine months ended September 30, 2024. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Interest expense	$825,958	$2,495,055
Loan structure fees amortization	48,473	172,024
Total interest and other fees	$874,431	$2,667,079
Weighted average interest rate	7.3%	6.9%
Effective interest rate (including fee amortization)	7.7%	7.4%
Average debt outstanding	$45,000,000	$48,293,004
Cash paid for interest and unused fees	$846,788	$2,920,002

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement, as amended on December 9, 2022 and April 26, 2023, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the "Credit Facility" and together with the Commitment Facility and SPV Facility, the "Credit Facilities"). The Credit Facility provides for borrowings up to a maximum of $150,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2024 and December 31, 2023, the Company was in compliance with these covenants.

As of September 30, 2024 and December 31, 2023, there was $68,600,000 and $98,000,000, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,405,961 in connection with the Credit Facility, which are being amortized over the life of the facility. As of September 30, 2024 and December 31, 2023, $760,216 and $968,483 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statements of assets and liabilities as a deduction from the Credit Facilities payable.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30, 2024	December 31, 2023
Credit Facility payable	$68,600,000	$98,000,000
Prepaid loan structure fees	(760,216)	(968,483)
Credit Facility payable, net of prepaid loan structure fees	$67,839,784	$97,031,517

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$1,776,051	$1,343,257	$5,976,286	$2,898,913
Loan structure fees amortization	20,050	95,070	208,266	270,489
Total interest and other fees	$1,796,101	$1,438,327	$6,184,552	$3,169,402
Weighted average interest rate	8.5%	8.8%	8.4%	8.9%
Effective interest rate (including fee amortization)	8.6%	9.4%	8.7%	9.7%
Average debt outstanding	$83,363,043	$60,894,565	$95,309,124	$43,491,758
Cash paid for interest and unused fees	$1,885,769	$1,209,160	$6,118,560	$2,746,439

SPV Facility

On August 1, 2024, the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for the SPV Facility by and among PBDC SPV, as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, Citibank, N.A., as collateral agent and collateral custodian, Alter Domus (US) LLC, as collateral administrator, and the lenders that are party thereto from time to time. The SPV Facility provides for $50,000,000 million of initial commitments with an accordion feature that allows for an additional $50,000,000 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Advances under the SPV Facility bear interest at three-month Term SOFR (as defined in the Loan Agreement) plus an applicable margin of 2.50% during the revolving period ending on August 1, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. The Loan Agreement provides for an unused commitment fee, from the effective date of the Loan Agreement through August 1, 2027, of 0.25% per annum on the unused commitments if PBDC SPV’s credit facility utilization is greater than or equal to 80%, and otherwise, 0.50% per annum on the unused commitments, and other customary fees. The SPV Facility will mature on August 1, 2030.

As of September 30, 2024, there was $50,000,000 outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $832,155 in connection with the SPV Facility, which are being amortized over the life of the facility. As of September 30, 2024, $808,987 of

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statements of assets and liabilities as a deduction from the Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

September 30, 2024
SPV Facility payable	$50,000,000
Prepaid loan structure fees	(808,987)
SPV Facility payable, net of prepaid loan structure fees	$49,191,013

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Interest expense	$656,401	$656,401
Loan structure fees amortization	23,168	23,168
Total interest and other fees	$679,569	$679,569
Weighted average interest rate	7.9%	7.9%
Effective interest rate (including fee amortization)	8.2%	8.2%
Average debt outstanding	$50,000,000	$50,000,000
Cash paid for interest and unused fees	$—	$—

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 18, 2024	Compost 360 Acquisition, LLC*	Organic waste recycler and producer of compost, mulch, and engineered soils	$40,880	Equity
New Investment	October 31, 2024	Norplex Micarta Acquisition, Inc.	Manufacturer of thermoset composite laminates	$5,972,094	Senior Secured – First Lien
				$1,822,665	Revolver Commitment
				$427,155	Equity
Add-On Investment	November 7, 2024	Green Intermediateco II, Inc.*	Cyber-security focused value-added reseller and associated service provider	$3,607,117	Senior Secured – First Lien

The Company realized the following portfolio company investment subsequent to September 30, 2024:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	November 4, 2024	Baker Manufacturing Company, LLC*	Manufacturer of water well equipment, specialized filtration pumps, and custom castings	5,668,459	Senior Secured – First Lien

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Credit Facilities

On October 3, 2024, we entered into an Increase Agreement (“the Increase Agreement”) to the Credit Facility. The Increase Agreement increases the total commitments under the Credit Facility from $150,000,000 to $175,000,000 on a committed basis.

As of November 8, 2024, the outstanding balance under the Credit Facility and SPV Facility was $74,800,000 and $50,000,000, respectively.

Dividends Declared

On October 10, 2024, the Board declared a regular monthly dividend for each of October 2024, November 2024, and December 2024 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
10/10/2024	10/10/2024	10/31/2024	$0.1600
10/10/2024	11/1/2024	11/29/2024	$0.1600
10/10/2024	12/2/2024	12/31/2024	$0.1600

Sale of Unregistered Securities

Since September 30, 2024, the Company sold 19,735 common shares of beneficial interest at a price of $15.14 per share for aggregate proceeds of $298,791 which included $1,814 of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Additionally, on October 16, 2024, the Company called $150,000 pursuant to capital draw down subscription agreements between the Company and its shareholders. The transaction closed on October 30, 2024, and resulted in the issuance of 9,868 common shares of beneficial interest at a price of $15.14 per share.

Since September 30, 2024, the Company also issued 10,747 common shares of beneficial interest for aggregate proceeds of $162,714 under the DRIP.

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

We have elected, qualify, and intend to qualify annually, to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2024 and December 31, 2023, we were in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%, subject to meeting certain conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 220% and 210%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of earnings before interest, taxes, depreciation, and amortization (the “EBITDA”) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

As of September 30, 2024, we had $256.7 million (at fair value) invested in 50 portfolio companies. As of September 30, 2024, our portfolio included approximately 94% of first lien debt 6% of equity, and less than 1% in unsecured debt investments at fair value. The composition of our investments at cost and fair value as of September 30, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$243,599,111	$242,441,993
Unsecured Debt	94,539	96,502
Equity	11,401,881	14,116,271
Total Investments	$255,095,531	$256,654,766
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans, which account for 3.7% of our portfolio at fair value.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2024 and December 31, 2023, we had unfunded commitments of $42.7 million and $49.3 million, respectively, to provide debt financing to 38 and 31 portfolio companies, respectively. As of September 30, 2024, we had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2024:

			% of Total
	Cost	Fair Value	Investments
Florida	$52,383,396	$50,271,373	19.58%
Texas	39,646,368	41,338,130	16.10%
New York	26,846,982	27,541,886	10.73%
Illinois	14,345,527	14,084,417	5.49%
Pennsylvania	11,667,452	12,155,877	4.74%
United Kingdom	11,909,279	12,021,458	4.68%
California	10,900,262	10,927,143	4.26%
Canada	10,101,187	10,107,167	3.94%
Arizona	8,890,963	9,281,854	3.62%
Colorado	8,840,013	8,879,017	3.46%
Ohio	8,511,368	8,573,840	3.34%
Wisconsin	6,465,597	6,768,630	2.64%
Indiana	5,928,550	5,972,690	2.33%
Massachusetts	5,964,807	5,901,132	2.30%
Maryland	5,570,356	5,417,398	2.11%
Michigan	5,262,431	5,260,486	2.05%
Tennessee	4,213,677	4,308,620	1.68%
Virginia	3,803,433	3,800,710	1.48%
Louisiana	3,620,542	3,752,054	1.46%
Idaho	3,501,631	3,524,285	1.37%
Missouri	3,259,374	3,251,179	1.27%
South Carolina	2,217,300	2,286,228	0.89%
Georgia	1,245,036	1,229,192	0.48%
	$255,095,531	$256,654,766	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Florida	$47,985,943	$47,412,096	22.72%
Texas	37,133,239	38,033,969	18.23%
New York	23,622,043	24,424,604	11.71%
Illinois	14,285,952	14,304,158	6.86%
United Kingdom	11,476,203	11,470,576	5.50%
California	10,179,477	10,199,429	4.89%
Colorado	9,060,354	9,107,041	4.37%
Washington	7,270,793	7,348,686	3.52%
Wisconsin	6,519,665	6,860,626	3.29%
Arizona	6,441,865	6,672,848	3.20%
Indiana	6,334,763	6,447,480	3.09%
Maryland	5,783,110	5,666,693	2.72%
Michigan	4,924,682	4,955,289	2.38%
Tennessee	4,215,598	4,210,505	2.02%
Idaho	3,740,650	3,769,183	1.81%
Pennsylvania	3,588,298	3,676,646	1.76%
South Carolina	2,269,766	2,334,881	1.12%
Louisiana	1,681,357	1,679,368	0.81%
	$206,513,758	$208,574,078	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2024:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$44,293,515	$45,157,328	17.60%
High Tech Industries	34,093,320	34,575,609	13.47%
Capital Equipment	31,372,896	32,142,319	12.52%
Healthcare & Pharmaceuticals	26,734,955	26,666,303	10.39%
Media: Advertising, Printing & Publishing	19,663,599	19,467,780	7.59%
Consumer Goods: Non-Durable	17,778,079	18,506,714	7.21%
Media: Diversified & Production	11,909,279	12,021,458	4.68%
Chemicals, Plastics, & Rubber	10,393,296	10,372,846	4.04%
Consumer Goods: Durable	9,790,733	9,759,979	3.80%
Environmental Industries	8,422,193	8,619,501	3.36%
Energy: Oil & Gas	7,808,544	8,198,327	3.19%
Construction & Building	7,662,205	7,729,816	3.01%
Beverage & Food	7,473,051	7,559,799	2.95%
Services: Consumer	8,572,511	6,775,084	2.64%
Retail	6,301,511	6,235,647	2.43%
Hotel, Gaming, & Leisure	2,825,844	2,866,256	1.12%
	$255,095,531	$256,654,766	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$40,324,028	$40,933,710	19.62%
High Tech Industries	36,937,023	37,606,799	18.02%
Consumer Goods: Non-Durable	18,332,366	18,997,773	9.11%
Healthcare & Pharmaceuticals	17,181,920	17,426,668	8.36%
Capital Equipment	14,900,292	15,394,271	7.38%
Media: Diversified & Production	11,476,203	11,470,576	5.50%
Services: Consumer	11,346,137	10,675,477	5.12%
Consumer Goods: Durable	10,204,075	10,252,213	4.92%
Environmental Industries	10,195,954	10,197,506	4.89%
Construction & Building	9,444,618	9,532,534	4.57%
Media: Advertising, Printing & Publishing	8,754,958	8,754,027	4.20%
Chemicals, Plastics, & Rubber	8,137,920	8,064,517	3.87%
Media: Broadcasting & Subscription	5,062,666	5,057,502	2.42%
Beverage, Food, & Tobacco	4,215,598	4,210,505	2.02%
	$206,513,758	$208,574,078	100.00%

At September 30, 2024, our average portfolio company investment at amortized cost and fair value was approximately $5.1 million and $5.1 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $11.9 million and $12.0 million, respectively. At December 31, 2023, our average portfolio company investment at amortized cost and fair value was approximately $5.3 million and $5.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $11.5 million.

At September 30, 2024, 91% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 9% bore interest at fixed rates. At December 31, 2023, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 4% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2024 and December 31, 2023 was approximately 11.5% and 12.5%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of September 30, 2024 and December 31, 2023 was approximately 11.0% and 11.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $3.5 million and $0.6 million, respectively.

Investment Activity

During the nine months ended September 30, 2024, we made an aggregate of $67.0 million of investments in 12 new portfolio companies and five existing portfolio companies. During the nine months ended September 30, 2024, we received an aggregate of $19.6 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2024			As of December 31, 2023
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$39.5	16%	9	$27.2	13%	5
2	193.1	75%	36	177.5	85%	33
3	20.8	8%	4	3.9	2%	1
4	3.3	1%	1	—	—%	—
Total	$256.7	100%	50	$208.6	100%	39

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As September 30, 2024, we had loans to one portfolio company that was on non-accrual status, which represented approximately 1.9% of our loan portfolio at cost and 1.4% at fair value. As of September 30, 2024, less than $0.1 million of income from investments on non-accrual had not been accrued. As of December 31, 2023, zero loans were on non-accrual status.

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

Comparison of the three and nine months ended September 30, 2024 and 2023

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2024 and 2023 (in millions).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income(1)	$7.4	$6.0	$20.1	$15.7
PIK interest	0.3	—	0.7	—
Miscellaneous fees(1)	0.2	0.1	0.5	0.6
Total	$7.9	$6.1	$21.3	$16.3

(1)	For the three and nine months ended September 30, 2024, we recognized less than $0.1 million and $0.3 million, respectively, of non-recurring income related to early repayments to specific loan positions. For the three and nine months ended September 30, 2023, we recognized less than $0.1 million and $0.4 million, respectively, of non-recurring income related to early repayments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital and the Advisor, or payable to third parties, including agents, consultants, or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating, and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state, and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2024 and 2023 (in millions).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating Expenses
Management fees	$0.9	$0.8	$2.5	$2.0
Income incentive fees	0.8	0.5	2.0	1.5
Capital gains incentive (reversal) fee	(0.1)	0.1	(0.1)	0.2
Professional fees	0.2	0.2	0.5	0.5
Amortization of deferred offering costs	0.1	—	0.2	0.1
Administrative services expenses	0.1	0.1	0.4	0.3
Trustees' fees	—	—	0.1	0.1
Insurance expense	—	—	0.1	0.1
Interest expense and other fees	2.5	2.3	6.9	5.9
Other general and administrative expenses	0.1	0.1	0.2	0.1
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	(1.3)	(1.0)	(3.6)	(2.9)
Net Operating Expenses	$3.3	$3.1	$9.2	$7.9

The increase in operating expenses for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facility and (2) higher incentive fees due to portfolio performance, offset by the increased expenses reimbursed/fees waived by the Advisor (See Note 2 for further details).

Net Investment Income

For the three months ended September 30, 2024, net investment income was $4.7 million, or $0.49 per common share of beneficial interest (based on 9,456,180 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2024).

For the three months ended September 30, 2023, net investment income was $3.1 million, or $0.47 per common share of beneficial interest (based on 6,584,179 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2023).

For the nine months ended September 30, 2024, net investment income was $12.1 million, or $1.45 per common share of beneficial interest (based on 8,335,421 weighted-average common shares of beneficial interest outstanding for the nine months ended September 30, 2024).

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

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. There were no realized gains on investments for each of the three and nine months ended September 30, 2024 and 2023. For each of the three and nine months ended September 30, 2024 and 2023, the Company realized less than $0.1 million of net realized gains related to foreign currency translations.

Proceeds from repayments of investments and amortization of certain other investments for the three and nine months ended September 30, 2024 totaled $6.6 million and $19.6 million, respectively.

Proceeds from repayments of investments and amortization of certain other investments for the three and nine months ended September 30, 2023 totaled $4.8 million and $17.4 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents for the three and nine months ended September 30, 2024 totaled ($0.4) million and ($0.5) million, respectively.

Net change in unrealized appreciation on investments and cash equivalents for the three and nine months ended September 30, 2023 totaled $1.0 million and $2.8 million, respectively.

(Provision) Benefit for Taxes on Unrealized (Appreciation) Depreciation on Investments

PBDC Consolidated Blocker, LLC (the “Taxable Subsidiary”) permits us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three and nine months ended September 30, 2024, we recognized a (provision) for income tax on unrealized investments of less than ($0.1) million for the Taxable Subsidiary. For both the three and nine months ended September 30, 2023, we recognized a provision for income tax on unrealized investments of ($0.1) million. As of both September 30, 2024 and December 31, 2023, there was $0.2 million of deferred tax liabilities on the consolidated statements of assets and liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2024, net increase in net assets resulting from operations totaled $4.2 million, or $0.45 per common share of beneficial interest (based on 9,456,180 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2024).

For the three months ended September 30, 2023, net increase in net assets resulting from operations totaled $4.1 million, or $0.62 per common share of beneficial interest (based on 6,584,179 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2023).

For the nine months ended September 30, 2024, net increase in net assets resulting from operations totaled $11.6 million, or $1.39 per common share of beneficial interest (based on 8,335,421 weighted-average common shares of beneficial interest outstanding for the nine months ended September 30, 2024).

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

Financial Condition, Liquidity, and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $35.7 million and $42.5 million for the nine months ended September 30, 2024 and 2023, respectively, primarily in connection with the purchase of new portfolio investments. Our financing activities for the nine months ended September 30, 2024 provided cash of $38.6 million primarily from the issuance of common shares of beneficial interest. Our financing activities for the nine months ended September 30, 2023 provided cash of $28.2 million primarily from net borrowings on our Credit Facilities and the issuance of common shares of beneficial interest, offset by short term loan repayments.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%, subject to meeting certain conditions. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 220% and 210%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $3.5 million and $0.6 million, respectively.

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

Interest is paid monthly in arrears. There were no expenses related to the Commitment Facility for the three and nine months ended September 30, 2024. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the three and nine months ended September 30, 2023 (dollars in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Interest expense	$0.8	$2.5
Loan structure fees amortization	0.1	0.2
Total interest and other fees	$0.9	$2.7
Weighted average interest rate	7.3%	6.9%
Effective interest rate (including fee amortization)	7.7%	7.4%
Average debt outstanding	$45.0	48.3
Cash paid for interest and unused fees	$0.8	$2.9

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement, as amended on December 9, 2022 and April 26, 2023, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”, and together with the Commitment Facility and SPV Facility (defined below), the “Credit Facilities”). The Credit Facility provides for borrowings up to a maximum of $150.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2024 and December 31, 2023, we were in compliance with these covenants.

As of September 30, 2024 and December 31, 2023, there were $68.6 million and $98.0 million outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $1.4 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of September 30, 2024 and December 31, 2023, $0.8 million and $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statements of assets and liabilities as a deduction from Credit Facilities payable.

	September 30, 2024	December 31, 2023
Credit Facility payable	$68.6	$98.0
Prepaid loan structure fees	(0.8)	(1.0)
Credit Facility payable, net of prepaid loan structure fees	$67.8	$97.0

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$1.8	$1.3	$6.0	$2.9
Loan structure fees amortization	—	0.1	0.2	0.3
Total interest and other fees	$1.8	$1.4	$6.2	$3.2
Weighted average interest rate	8.5%	8.8%	8.4%	8.9%
Effective interest rate (including fee amortization)	8.6%	9.4%	8.7%	9.7%
Average debt outstanding	$83.4	$60.9	$95.3	$43.5
Cash paid for interest and unused fees	$1.9	$1.2	$6.1	$2.7

SPV Facility

On August 1, 2024, the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for a special purpose vehicle financing credit facility (the “SPV Facility”) by and among Stellus Private Credit BDC SPV LLC (“PBDC SPV”), as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, Citibank, N.A., as collateral agent and collateral custodian, Alter Domus (US) LLC, as collateral administrator, and the lenders that are party thereto from time to time. The SPV Facility provides for $50.0 million of initial commitments with an accordion feature that allows for an additional $50.0 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Advances under the SPV Facility bear interest at three-month Term SOFR (as defined in the Loan Agreement) plus an applicable margin of 2.50% during the revolving period ending on August 1, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. The Loan Agreement provides for an unused commitment fee, from the effective date of the Loan Agreement through August 1, 2027, of 0.25% per annum on the unused commitments if PBDC SPV’s credit facility utilization is greater than or equal to 80%, and otherwise, 0.50% per annum on the unused commitments, and other customary fees. The SPV Facility will mature on August 1, 2030.

As of September 30, 2024, there was $50.0 million outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $0.8 million in connection with the SPV Facility, which are being amortized over the life of the facility. As of September 30, 2024, $0.8 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statements of assets and liabilities as a deduction from Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

September 30, 2024
SPV Facility payable	$50.0
Prepaid loan structure fees	(0.8)
SPV Facility payable, net of prepaid loan structure fees	$49.2

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Interest expense	$0.7	$0.7
Loan structure fees amortization	—	—
Total interest and other fees	$0.7	$0.7
Weighted average interest rate	7.9%	7.9%
Effective interest rate (including fee amortization)	8.2%	8.2%
Average debt outstanding	$50.0	$50.0
Cash paid for interest and unused fees	$—	$—

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2024 and December 31, 2023, our off-balance sheet arrangements consisted of $42.7 million and $49.3 million, respectively, of unfunded commitments to provide debt and equity financings to 38 and 31 of our portfolio companies, respectively. As of September 30, 2024, we had sufficient liquidity to fund such unfunded commitments (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) should the need arise.

Regulated Investment Company Status and Dividends

We have elected, qualify and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. So long as we continue to qualify as a RIC, we will not be subject to U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders as dividends on a timely basis.

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

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 18, 2024	Compost 360 Acquisition, LLC*	Organic waste recycler and producer of compost, mulch, and engineered soils	$40,880	Equity
New Investment	October 31, 2024	Norplex Micarta Acquisition, Inc.	Manufacturer of thermoset composite laminates	$5,972,094	Senior Secured – First Lien
				$1,822,665	Revolver Commitment
				$427,155	Equity
Add-On Investment	November 7, 2024	Green Intermediateco II, Inc.*	Cyber-security focused value-added reseller and associated service provider	$3,607,117	Senior Secured – First Lien

The Company realized the following portfolio company investment subsequent to September 30, 2024:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	November 4, 2024	Baker Manufacturing Company, LLC*	Manufacturer of water well equipment, specialized filtration pumps, and custom castings	5,668,459	Senior Secured – First Lien

Credit Facilities

On October 3, 2024, we entered into an Increase Agreement (“the Increase Agreement”) to the Credit Facility. The Increase Agreement increases the total commitments under the Credit Facility from $150.0 million to $175.0 million on a committed basis.

As of November 8, 2024, the outstanding balance under the Credit Facility and SPV Facility was $74.8 million and $50.0 million, respectively.

Dividends Declared

On October 10, the Board declared a regular monthly dividend for each of October 2024, November 2024, and December 2024 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
10/10/2024	10/10/2024	10/31/2024	$0.1600
10/10/2024	11/1/2024	11/29/2024	$0.1600
10/10/2024	12/2/2024	12/31/2024	$0.1600

Sale of Unregistered Securities

Since September 30, 2024, the Company sold 19,735 common shares of beneficial interest at a price of $15.14 per share for aggregate proceeds of $298,791 which included $1,814 of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Additionally, on October 16, 2024, the Company called $150,000 pursuant to capital draw down subscription agreements between the Company and its shareholders. The transaction closed on October 30, 2024, and resulted in the issuance of 9,868 common shares of beneficial interest at a price of $15.14 per share.

Since September 30, 2024, the Company also issued 10,747 common shares of beneficial interest for aggregate proceeds of $0.2 million under the dividend reinvestment plan (the “DRIP”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In September 2024, the U.S. Federal Reserve (the “Federal Reserve”) reduced interest rates for the first time since March 2020 amidst the COVID-19 pandemic, bringing the target for the federal funds rate down to 4.75% - 5.0% from 5.25% - 5.50%. As of September 30,

2024 and December 31, 2023, 91% and 96% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rate, subject to interest rate floors. As of both September 30, 2024 and December 31, 2023, the weighted average interest rate floor on our floating rate loans was 1.45%.

Assuming that the Statements of Assets and Liabilities as of September 30, 2024 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$4.4	$(2.4)	$2.0
Up 150 basis points	3.3	(1.8)	1.5
Up 100 basis points	2.2	(1.2)	1.0
Up 50 basis points	1.1	(0.6)	0.5
Down 50 basis points	(1.1)	0.6	(0.5)
Down 100 basis points	(2.2)	1.2	(1.0)
Down 150 basis points	(3.3)	1.8	(1.5)
Down 200 basis points	(4.4)	2.4	(2.0)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of September 30, 2024, the three month three month SOFR rate was 459 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of 25 bps SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet and other business or economic developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2024 and 2023, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2024 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended September 30, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.

Our investments in the capital equipment industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

As of September 30, 2024, our investment in portfolio companies operating in this sector represents 13.47% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We may be subject to risks associated with our investments in the healthcare industry.

Our investments in portfolio companies that operate in the healthcare & pharmaceuticals industry represent 10.39% of our total portfolio as of September 30, 2024. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2024, pursuant to capital commitments received, the Company issued 1,277,300 common shares of beneficial interest at a weighted average price of $15.29 for total proceeds of $19,530,000, which included the impact of $74,616 of organization expense allocation pursuant to subscription agreements entered into between the Company and investors.

Additionally, for the nine months ended September 30, 2024, the Company called $20,000,000 pursuant to capital draw down subscription agreements between the Company and its shareholders. The transaction resulted in the issuance of 1,310,616 common shares of beneficial interest at a price of $15.26 per share.

Lastly, for the nine months ended September 30, 2024, the Company redeemed $5,667,305 pursuant to tender offers between the Company and select shareholders. The transaction resulted in the redemption of 373,094 common shares of beneficial interest at a price of $15.19 per share.

The Company issued 78,019 common shares of beneficial interest under the DRIP during the nine months ended September 30, 2024 for total proceeds of $1,185,787.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the nine months ended September 30, 2024, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement.”

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
10.1

Loan Financing and Servicing Agreement, dated as of August 1, 2024, by and among PBDC SPV, as borrower, the Company, as equityholder and servicer, Deutsche Bank, as facility agent, Citibank, N.A., as collateral agent and collateral custodian, Alter Domus (US) LLC, as collateral administrator, and the lenders that are party thereto from time to time, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2024

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

Dated: November 8, 2024	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer