Form 10-K
period 2024-12-31
Stellus Private Credit BDC
filed 2025-03-06
CIK 1901037

Sou

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s Common Shares of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2024 was: has not been provided because there is no established market for the registrant’s Common Shares of Beneficial Interest.

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of March 6, 2025 was 10,826,891.

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

Our investment activities are managed by our investment advisor, Stellus Private BDC Advisor, LLC, a Delaware limited liability company (the “Advisor”), a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital Management”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Stellus Capital Management serves as our administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

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

On February 11, 2022, the Company formed PBDC Consolidated Blocker, LLC (the “Taxable Subsidiary”), which is structured as a Delaware limited liability company and classified as a corporation for U.S. federal income tax purposes, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). The Taxable Subsidiary is consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by the Taxable Subsidiary are included in the consolidated financial statements.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States., (ii) is not an investment company (other than SBICs (as defined below) that are wholly owned subsidiaries of a BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250 million or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

On May 9, 2022, we received an exemptive order (the “Order”) from the SEC that permits us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital

Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Additionally, the Order provided added relief which allows us, subject to the satisfaction of certain conditions, to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit the Advisor, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. We co-invest, subject to the conditions in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar or identical to our investment strategy, and we may co-invest with other BDCs, registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

In addition, we have elected and intend to qualify annually to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC we generally will not be subject to U.S. federal income tax on any income we timely distribute to our stockholders as dividends.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 216% and 210%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

Private Offerings

We are conducting a private offering (the “Private Offering”) of our common shares of beneficial interest (“Common Shares”) to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We issue our Common Shares in the Private Offering, pursuant to subscription agreements, from time to time, at a price per share generally equal to the net asset value per share for our Common Shares.

The purchase of our Common Shares is intended to be a long-term investment. We do not intend to complete a liquidity event within any specific time period, if at all. We also do not intend to list our Common Shares on a national securities exchange.

Share Repurchase Program

During the third quarter of 2024, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Common Shares outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.

Summary Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
●	We are exposed to risks associated with changes in interest rates.
●	We are dependent upon key personnel of the Advisor and its affiliates for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
●	Our business model depends to a significant extent upon strong referral relationships. Any inability of the Investment Team (as defined below) to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Our incentive fee may induce the Advisor to make speculative investments.
●	We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify as a RIC under subchapter M of the Code.
●	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
●	Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
●	Substantially all of our assets may be required to be subject to security interests under future debt financing arrangements and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets. Most of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and investment in our shares.
●	Because we intend to distribute substantially all of our income to our shareholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
●	The time and resources that the Investment Team devotes to us may be diverted, and we may face additional competition due to the fact that the Investment Team is not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

●	If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.
●	The failure of cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
●	Our investments in private LMM portfolio companies are risky, and we could lose all or part of our investment.
●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
●	Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

The following table provides a summary of our portfolio investments as of December 31, 2024:

As of
December 31, 2024
($ in millions)
Total number of portfolio company investments	59
Fair value(a)	$300.7
Cost	$297.8
% of portfolio at fair value – first lien debt(b)	94.0%
% of portfolio at fair value – unsecured debt	0.0%
% of portfolio at fair value – equity	6.0%
Weighted-average annual yield(c)	10.3%
(a)	As of December 31, 2024, $274.1 million of our debt investments at fair value were at floating interest rates, which represented 97% of our total portfolio of debt investments at fair value.
(b)	Includes unitranche investments, which account for 3.1% of our portfolio at fair value.
(c)	The weighted average yield on all of our debt investments as of December 31, 2024 was approximately 10.8%, respectively, including debt investments on non-accrual status. of which approximately 10.2% was current cash interest. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2024 was approximately 10.3%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or Payment-In-Kind (“PIK”) interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

The Investment Team

The Advisor’s investment team (the “Investment Team”), which is composed of the same members of the Stellus Capital Management team described below, has an extensive track record demonstrating their ability to originate, structure, execute and realize private credit investments. Senior members of the Investment Team have invested over $9.5 billion of capital across over 365 portfolio companies since 2004. The Investment Team, through Stellus Capital Management, has managed LMM credit portfolios through multiple financial market cycles including the COVID-19 pandemic and the 2008 financial crisis. The Investment Team manages Stellus Capital Investment Corporation (“SCIC”), a publicly traded BDC listed on the New York Stock Exchange (NYSE: SCM), as well as a series of commingled institutional private credit funds, and certain investor-specific private credit vehicles.

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

The Advisor is, a majority owned subsidiary of Stellus Capital Management, a Houston, Texas-based independent investment management firm formed in January 2012 in connection with the spin-out of the Direct Capital Unit from D. E. Shaw & Co., L.P. and its associated investment funds, (the “D. E. Shaw group”), a global investment and technology development firm. Stellus Capital Management manages approximately $3.4 billion in assets as of December 31, 2024. Stellus Capital Management serves as the Company’s administrator (the "Administrator") pursuant to the Administration Agreement. The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

The senior investment professionals of Stellus Capital Management have an average of 36 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in lower middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to the D. E. Shaw group.

In addition to serving as our Administrator, Stellus Capital Management currently manages a publicly traded BDC and private credit funds that have an investment strategy that is similar to, overlapping with or identical to our investment strategy. We received an Order from the SEC, which permits us to co-invest with investment funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management such as the Advisor, where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

We believe we have a competitive advantage over many other sources of LMM financing given that the Investment Team has earned a reputation as a thoughtful and disciplined provider of solutions in addition to capital. The Investment Team seeks to select investments that have the most attractive risk-reward characteristics through a well-established origination and sourcing process. During the course of deploying over $9.5 billion since 2004, the senior members of the Investment Team have developed a broad network of contacts diversified by geography and industry. The senior members of the Investment Team have dedicated geographic marketing responsibilities, and the majority have focused on their respective regions for over 12 years.

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

Our Business Strategy

Investment Objective

Overview

Our investment objectives are to maximize the total return to our shareholders in the form of current income and capital appreciation. We will aim to achieve our investment objectives by providing loans to LMM companies in the U.S. The Investment Team has demonstrated an extensive track record of executing transactions in the LMM over the past 19 years. Their ability to successfully invest through different market cycles is attributable to a strict adherence to the strategic principles that they employ. The Investment Team’s investment philosophy emphasizes stable cash flow generation and capital preservation through what the Advisor believes is superior credit selection and risk mitigation. This approach has been continuously refined and improved by the Investment Team since 2004, while investing over $9.5 billion of capital during their tenure at both the D. E. Shaw group and Stellus Capital Management. These investments are consistent with our strategy. We expect our targeted portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure, information requirements, board observation rights and strong financial covenant packages.

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

Highlights of our investment strategy are as follows:

●	Focus on the U.S. Lower Middle Market. We will invest in the LMM, where the Investment Team has focused since 2004 at the D. E. Shaw group and continuing at Stellus Capital Management. We believe that the Investment Team’s consistent participation as a middle market lender differentiates it from recent entrants who may be regarded by borrowers as untested and potentially unpredictable through a market downturn. We also believes that businesses in the LMM often have limited access to public markets and will benefit from reliable lending partnerships. Based on the Investment Team’s experience, fewer capital providers and less aggregate capital is available for financing LMM companies today, as compared to the time period prior to the 2008 financial crisis. Due to an increasingly stringent regulatory environment, many financing providers have chosen to focus on large, liquid corporate loans and managing capital markets transactions, rather than lending to LMM businesses.

●	Relationship Based Sourcing Approach. With an average of 36 years of principal investing, corporate finance, restructuring and accounting experience, the senior members of the Investment Team have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt re-financings, balance sheet recapitalizations and acquisition financings. The Investment Team has developed a reputation as a thoughtful and proactive partner to sponsors and has executed transactions with more than 190 different private equity firms since 2004. We are often a preferred partner for transactions having cultivated many longstanding relationships with private equity sponsors and providing creative input and solutions throughout the investment process. These relationships are the result of a long history of working together and crafting solutions to meet the needs of the sponsors and their portfolio companies.

The Investment Team is able to identify attractive investments through a proactive, relationship-driven sourcing effort. Sponsored investments are sourced from long-standing relationships and new interactions with referral sources and equity sponsors who view the Investment Team as a collaborative partner in the transaction. The senior members of the Investment Team are assigned dedicated geographic regions to develop and cultivate deep relationships with private equity firms. The majority have covered their respective regions for over 12 years and have focused on extensive calling and marketing efforts via speaking engagements, sponsorships, industry events, and referrals to broaden their relationship network. Existing relationships are constantly cultivated through transactional work and other personal contact. We believe that the combination of the deep relationships and focused geographical coverage is highly valuable as it provides the Investment Team with a strong competitive advantage.

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

●	Utilize Extensive In-House Loan Administration, Risk Management and Portfolio Management Infrastructure. We rely on Stellus Capital Management and the Advisor’s compliance-oriented culture and robust infrastructure and risk management processes to structure, execute, monitor and manage its loan portfolio. Members of the finance and operations team led by Mr. Huskinson were responsible for building out and maintaining oversight of the loan administration platform at the D. E. Shaw group for seven years prior to the Stellus Capital Management spin-out and the aggregate team has more than 135 years of combined relevant industry experience.

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

If the deal team determines the potential investment merits consideration, it is presented and evaluated at the weekly managing directors meeting. At this meeting, the deal team presents their findings and also discusses a due diligence plan going forward, as well as the pricing and the structure of the loan. While this is not a formal meeting of the Investment

Committee (as defined below), it is a key part of the process and allows all members of the Investment Team to review the transaction and provide input on key diligence and potential credit risks. A summary of each deal discussed in the managing directors meeting is included in the weekly meeting agenda of the Advisors’ investment committee (the "Investment Committee"). At the Investment Committee meeting, the deal teams and Investment Committee discuss each opportunity, key diligence areas, next steps in the process, and investment sizing.

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

Monitoring and Risk Management

Upon completing a transaction, the Investment Team applies a rigorous hands-on approach to post-investment monitoring and risk management of borrowers in the portfolio. A particular point of focus for the Investment Team is the continuous assessment of potential new risks and reassessment of risks identified in the underwriting process. The deal team reviews financial performance on a monthly basis and maintains an ongoing dialogue with management. The Administrator’s loan administration process is responsible for recording the loans initially and tracking all changes to loan terms to ensure that they are accurately reflected in the books and records of the Company. Members of the finance and operations team led the build-out and maintained oversight of the loan administration platform at the D. E. Shaw group for seven years and the aggregate team has more than 135 years of combined relevant industry experience.

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

Payment of Our Expenses

All investment professionals of the Advisor, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine compensation-related overhead expenses of personnel allocable to these services to us, are provided and paid for by the Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•

all direct and indirect costs and expenses incurred by the Advisor for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services under the Advisory Agreement (as defined below) by the Advisor, including the costs and expenses of due diligence of potential investments, monitoring performance of our investments, serving as trustees and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing our rights in respect of our investments and disposing of investments;

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

•	interest payable on debt, if any, incurred to finance our investments and other fees and expenses related to our borrowings;

•	expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our Common Shares and other securities (excluding placement agent fees for our Common Shares prior to any listing of the Common Shares on a national securities exchange);

•	Base Management Fees and Incentive Fees (as defined below);

•	third party investor hosting and similar platforms and service providers;

•	administration fees;

•	transfer agent and custody fees and expenses;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	Independent Trustees’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	the costs associated with individual or group stockholders;

•	our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;

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

Distributions; Dividend Reinvestment Program

We have historically made monthly or quarterly distributions to shareholders and expect to make monthly distributions to shareholders in the future. Distributions will be made to shareholders at such times and in such amounts as determined by our Board.

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by the Advisor. We have a Chief Executive Officer and President and Chief Financial Officer, and Chief Compliance Officer, Treasurer and Secretary. To the extent necessary, we may hire additional personnel going forward. Our officers are employees of Stellus Capital Management and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff is paid by us pursuant to the Administration Agreement that we have entered into with Stellus Capital Management.

Management Agreements

The Advisor, which is controlled by Stellus Capital Management, serves as our investment adviser and is registered as an investment adviser under the Advisers Act. In addition, Stellus Capital Management is our Administrator.

Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Advisor manages our day-to-day operations and provides investment advisory services to us. Under the terms of the investment advisory agreement (the “Advisory Agreement”), the Advisor:

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

Management Fee

Pursuant to the Advisory Agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual Base Management Fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the Base Management Fee in its entirety until September 30, 2024. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s Common Shares on a national securities exchange, the Advisor has agreed to waive the Base Management Fee in excess of 1.00%. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

Incentive Fee

The Incentive Fee consists of two components, an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears. It equals (i) prior to any listing of our shares on a national securities exchange, 100% of the Pre-Incentive Fee Net Investment Income (as defined below) in excess of a 1.5% quarterly “hurdle rate,” until the Advisor has received 10% of the total Pre-Incentive Fee Net Investment Income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.6667% quarterly, 10% of all remaining pre- Incentive Fee net investment income for that calendar quarter, and (ii) subsequent to any listing of our shares on a national securities exchange, 100% of the pre- Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Advisor has received 15.0% of the total Pre-Incentive Fee Net Investment Income for that calendar quarter and, for Pre-Incentive Fee Net Investment Income in excess of 1.7647% quarterly, 15.0% of all remaining Pre-Incentive Fee Net Investment Income for that calendar quarter. The 100% “catch-up” provision for Pre-Incentive Fee Net Investment Income in excess of the 1.5% “hurdle rate” is intended to provide the Advisor with an Incentive Fee of (i) prior to any listing of our shares on a national securities exchange, 10% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.6667% in a calendar quarter (6.6667% annualized), and (ii) subsequent to any listing of our shares on a national securities exchange, 15.0% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.7647% in a calendar quarter (7.00588% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to any listing of our shares on a national securities exchange, 10% of any Pre-Incentive Fee Net Investment Income in excess of 1.6667% in any calendar quarter is payable to the Advisor, and (ii) subsequent to any listing of our shares on a national securities exchange, 15.0% of any Pre-Incentive Fee Net Investment Income in excess of 1.7647% in any calendar quarter is payable to the Advisor.

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

Notwithstanding the foregoing, an Income Incentive Fee will be paid to the Advisor for any quarter only to the extent that, after such payment, the cumulative Income Incentive Fees paid to the Advisor for the period that includes the then-current fiscal quarter and the three full preceding fiscal quarters (the “Income Incentive Fee Look-back Period”) is less than or equal to, prior to any listing of our shares on a national securities exchange, 10% and, subsequent to any listing of our shares on a national securities exchange, 15% of our Cumulative Pre-Incentive Fee Net Return (as defined below) during the Income Incentive Fee Look-back Period (the “Income Incentive Fee Cap”).

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

Board Approval of Advisory Agreement

Our Board, including a majority of our Independent Trustees, initially approved the Advisory Agreement at its first meeting, held on December 21, 2021, The Board last re-approved the Advisory agreement on January 6, 2025, by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. As a condition of the SEC’s in person meeting relief, our Board undertakes to ratify this approval at its next in-person meeting. In its consideration of the Advisory Agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor which provides that we will not bear more than an amount equal to 50 basis points of our total assets per annum (pro-rated for partial years) for our operating expenses (the “Operating Expense Cap”) and obligate the Advisor to pay all amounts in excess of the Operating Expense Cap on our behalf. Any expense support payment (an “Expense Payment”) that the Advisor pays must be paid by the Advisor to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Advisor or its affiliates. Following any quarter in which our Covered Operating Expenses (as defined below) are less than the Operating Expense Cap, we will pay the differential amount or a portion thereof, in each case less any amount thereof used as an offset as provided in the Expense Support Agreement, to the Advisor until such time as all Expense Payments made by the Advisor to us within the three years prior to the last business day of such quarter have been reimbursed (such payment by us is referred to herein as the “Reimbursement Payment”). Our obligation to make a Reimbursement Payment shall automatically become a liability of us and the right to such Reimbursement Payment shall be an asset of the Advisor on the last business day of the applicable three-year period referred to in this paragraph.

For purposes of the foregoing, our operating expenses for which the Operating Expense Cap and conditional reimbursement mechanism described above will apply are as follows (such operating expenses are referred to herein as “Covered Operating Expenses”):

●	all direct and indirect costs and expenses incurred by the Advisor and reimbursed by us for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services under the Advisory Agreement, including the costs and expenses of due diligence of potential investments, monitoring performance of our investments, serving as trustees and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing our rights in respect of our investments and disposing of investments;
●	expenses incurred in valuing our assets and computing our net asset value per share (including the cost and expenses of any independent valuation firm);
●	expenses incurred by our administrator or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;
●	expenses related to unsuccessful portfolio acquisition efforts;
●	administration fees;
●	transfer agent and custody fees and expenses;
●	federal and state registration fees;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	the costs associated with individual or group shareholders;

●	our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and
●	all other expenses incurred by us, the Advisor or its affiliates in connection with the administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

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

The Expense Support and Conditional Reimbursement Agreement also provide that:

●	if, at any calendar quarter end, our adjusted debt to equity ratio exceeds 1.25:1, then the Advisor will pay Covered Operating Expenses on behalf of us (in addition to the amounts paid pursuant to the Operating Expense Cap, if any) in an amount equal to 6.25 basis points (25 basis points per annum) of the value of the assets attributable to debt in excess of the 1.25:1 debt to equity ratio; provided, however, that any payments made by the Advisor in accordance with the foregoing bullet point will not be subject to the conditional reimbursement mechanism described above or otherwise subject to reimbursement by us.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with our senior investment professionals and the Advisor;

•	at least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;

•	the audit committee of the Board then reviews these preliminary valuations; and any valuation completed by an independent valuation firm and

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

Derivatives

We may utilize hedging techniques such as interest rate swaps to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates. We also may use various hedging and other risk management strategies to seek to manage various risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against possible adverse changes in the market value of securities held in our portfolio.

Rule 18f-4 under the 1940 Act (“Rule 18f-4”) requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expect to continue to do so. We have adopted a derivatives policy in compliance with Rule 18f-4 and comply with the recordkeeping requirements.

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

Governance

We are a statutory trust and, as such, are governed by a Board. The 1940 Act requires that a majority of our trustees be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by the holders of a majority of the outstanding voting securities.

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

Limitations on Leverage

As a BDC, we generally must have at least 150% asset coverage for our debt after incurring any new indebtedness, meaning that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 216% and 210%, respectively.

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

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets. When investing in temporary investments, we will typically invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, we are required to satisfy certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes, which will typically require us to limit the amount we invest with any one counterparty.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless it meets the 150% asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common shareholders (one share one vote); and (ii) preferred stockholders must have the right, as a class, to appoint two trustees to the Board.

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to Rule 17j 1 under the 1940 Act and Rule 206(4)-7 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. In addition, our code of ethics is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Sarbanes-Oxley Act of 2002

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting after we have been subject to the reporting requirements of the Exchange Act for a specified period of time and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a summary of some of the U.S. federal income tax considerations relevant to an investment in us as a shareholder, including U.S. federal income tax considerations relevant to a RIC. This discussion is based upon the Code, the regulations promulgated thereunder, published rulings of the IRS and court decisions, all as in effect on the date of this Annual Report on Form 10-K. All of the above authorities are subject to change (possibly retroactively) by legislative or administrative action.

For purposes of this discussion, a “U.S. Holder” is a beneficial owner of the Common Shares, that is, for U.S. federal income tax purposes: (a) a citizen or individual resident of the United States; (b) a corporation created or other entity treated as a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if (i) a court within the United States is able to exercise primary supervision over its administration and one or more U.S. person have the authority to control all substantial decisions of the trust, or (ii) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person. A “Non-U.S. Holder” is a beneficial owner of the Common Shares that is neither a U.S. Holder nor a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes).

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

Taxation of RIC Operations Generally. We have elected and intend to qualify annually as a RIC for U.S. federal income tax purposes; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any income or capital gains that we timely distribute (or are deemed to distribute) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

In addition, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we are expected to distribute income and capital gains in the manner necessary to minimize imposition of the 4% excise tax, we may not be able to distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. Under certain circumstances, the Advisor may, in its sole discretion, determine that it is in the interests of us to retain rather than distribute some amount of income and capital gains, and accordingly cause us to bear the excise tax burden associated therewith.

In order to qualify as a RIC, we must, among other things,

(a)            at all times during each taxable year maintain our election under the 1940 Act to be treated as a BDC;

(b)            derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities, and net income from certain “qualified publicly traded partnerships” (as defined in the Code) (the “90% Income Test’);

(c)            diversify our holdings so that at the end of each quarter of our taxable year

(i)            at least 50% of the value of our total assets consists of by cash,cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” of any one issuer do not represent more than 5% of the value of our total assets or more than 10% of the outstanding voting securities of such issuer, and

(ii)             more than 25% of the value of our assets may be invested in (i) securities (excluding U.S. government securities and securities of other RICs) of any one issuer, (ii) the securities (excluding securities of other RICs) of any two or more issuers that are controlled, as determined under applicable Code rules, by us and are engaged in the same or similar or related trades or business, (iii) or the securities of one or more “qualified publicly traded partnerships;” and

(d)            distribute to our shareholders, for each taxable year, at least the sum of 90% of our “investment company taxable income,” which is our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and 90% of our net tax-exempt interest income for such taxable year (the “Annual Distribution Requirement”).

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though the Fund will not have received all of the corresponding cash amount. As a result, the Fund may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of the Fund’s investments at times or at prices the Fund would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject U.S federal income tax.

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

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (a) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (b) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (c) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (d) convert lower-taxed long term capital gain into higher-taxed short-term capital gain or ordinary income, (e) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (f) cause us to recognize income or gain without a corresponding receipt of cash, (g) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (h) adversely alter the characterization of certain complex financial transactions and (i) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the U.S. federal income tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the shareholders is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

As a RIC, we are generally limited in our ability to deduct expenses in excess of our “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.

In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We are not expected to satisfy the requirement to pass through to shareholders their share of the foreign taxes paid by us.

If we are unable to qualify as a RIC, and certain relief provisions are unable to be satisfied, we would be subject to U.S. federal income tax imposed at corporate rates on all of our taxable income regardless of whether we make any distributions to our stockholders. Distributions would not be required, but if such distributions are paid, including distributions of net long-term capital gain, they would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, corporate shareholders may be eligible to claim a dividends received deduction with respect to such dividend and, non-corporate shareholders may generally be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to U.S. federal income tax imposed at corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

From time to time, capital markets may experience periods of disruption and instability, as a result of, among other things, the volatility in global stock markets, disruptions in liquidity in the debt capital markets, global health emergencies and ongoing military conflicts. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and changes in interest rates, the war in Ukraine and Russia, and health epidemics and pandemics.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we generally are not able to issue additional shares of our Common Shares at a price less than net asset value without first obtaining approval for such issuance from our stockholders and Independent Trustees.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced during portions of 2020, 2021 and 2022 and from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

Any public health emergency, any outbreak of other existing or new pandemics or epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty, could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, on us and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain the financial and economic impact of the public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity, and the extent of the public health emergency’s disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, we and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including the potential adverse impact of the public health emergency on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. These factors may also cause the valuation of our investments to differ materially from the values that it may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.

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

Because we borrow money to make investments and may in the future issue additional senior securities including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that changes in interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In a period of rising interest rates, our cost of funds may increase, which may reduce our net investment income. Conversely, if interest rates decrease, we may earn less interest income from our investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income.

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

Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.

Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. The Federal Reserve decreased the federal funds rate twice in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases, including as a result of the new U.S. presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fails to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors will determine that any of our ESG initiatives, or commitments are sufficiently robust Additionally, new regulatory initiatives related to ESG could adversely affect us and our portfolio companies.

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. Such scrutiny of ESG-related practices could expose the us and our portfolio companies to the risk of investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us.

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

The Advisor’s investment committee, which provides oversight over our investment activities, is provided to us by the Advisor under the Advisory Agreement. The Advisor’s investment committee consists of four members, including Messrs. Ladd, and D’Angelo, each a member of the Board, and a senior investment professional of Stellus Capital Management, Mr. Huskinson, the chief financial officer and chief compliance officer for us and the Advisor, and Joshua T. Davis, the Co-Head of Stellus Capital Management’s Private Credit Strategy. The loss of one or more of the members of our Advisor’s investment committee may limit our ability to achieve our investment objectives and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The members of the Advisor’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as us, or of investment funds, accounts, or investment vehicles managed by the Advisor or Stellus Capital Management. Similarly, the Advisor and its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the Investment Team currently manages a publicly traded BDC and several private credit funds that have an investment strategy that is similar to, overlapping with and/or identical to our investment strategy. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.

In addition, there may be times when the Advisor, the members of its investment committee or its other investment professionals have interests that differ from those of our stockholders, giving rise to a conflict of interest. Although the Advisor will endeavor to handle these investment and other decisions in a fair and equitable manner, us and our stockholders could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by the Advisor on our behalf, we are unable to monitor these potential conflicts of interest between us and the Advisor; however, the Board, including the Independent Trustees, will review conflicts of interest in connection with its review of the performance of the Advisor. As a BDC, we may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including the our officers, trustees, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of the Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance).

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

As a result, the incentives for the Advisor to cause us to use additional leverage may be greater, which could result in our investing in more speculative securities than would otherwise be the case, resulting in higher investment losses, particularly during economic downturns.

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

Our investments in portfolio companies that operate in the business services industry represent 17.06% of our total portfolio as of December 31, 2024. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the high tech industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

As of December 31, 2024, our investment in portfolio companies operating in this sector represents 12.78% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We may be subject to risks associated with our investments in the healthcare industry.

Our investments in portfolio companies that operate in the healthcare & pharmaceuticals industry represent 11.01% of our total portfolio as of December 31, 2024. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

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

We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify as a RIC under subchapter M of the Code.

To qualify and maintain our qualififcation  as a RIC under subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, become subject to U.S. federal income tax imposed at corporate rates. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in us having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax imposed at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments.

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

Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service, and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement. In such a case, we may have to sell some of our investments at times it would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify and thereafter maintain our tax treatment as a RIC and thus be subject to U.S. federal income tax at corporate rates.

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

Investors may fail to contribute their undrawn capital commitment.

If an investor fails to contribute any amount of its capital commitment when called, other investors who have an undrawn capital commitment may be required to fund their respective capital commitment sooner and in a greater amount (but not more than their undrawn capital commitment) than they otherwise would have absent such a default.

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

In past economic downturns, and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of a public health emergency, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the investment in our shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the investment in our shares.

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

As a result of the 2024 U.S. election, one political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described elsewhere in this Annual Report on Form 10-K. In connection with that determination, investment professionals from the Advisor provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment is reviewed by an independent valuation firm at least twice annually, the ultimate determination of fair value is made by our Board, including our interested trustees, and not by such third-party valuation firm. In addition, Messrs. Ladd and D’Angelo, each an interested member of our Board, have a direct pecuniary interest in the Advisor. The participation of the Advisor’s investment professionals in our valuation process, and the pecuniary interest in the Advisor by certain members of our Board, could result in a conflict of interest as the Advisor’s management fee is based, in part, on the value of our gross assets, and incentive fees are based, in part, on realized gains and realized and unrealized losses.

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

The Advisory Agreement with the Advisor and the Administration Agreement with Stellus Capital Management were not negotiated on arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

If we fail to maintain our status as a BDC, our business could be affected and our operating flexibility could be significantly reduced.

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, we may be required to register as an investment company under the 1940 Act and be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

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

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by the Advisor and/or Stellus Capital Management and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

Additionally, remote working may be less secure and more susceptible to cyber attacks, including phishing. Accordingly, the risks associated with cyber attacks are heightened under current conditions.

Risks Related to Economic Conditions

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The U.S. debt ceiling and budget deficit concerns have raised the possibility of additional credit-rating downgrades and economic slowdowns in the United States and globally. Legislation passed in June 2023 suspended the debt ceiling through January 1 2025, On January 2, 2025, the debt ceiling was reinstated and set to the level of obligations accrued during the suspension, $36.1 trillion. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, and instability in the Chinese capital markets. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

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

Additionally, the Federal Reserve may further decrease, or may announce its intention to further decrease, the federal funds rate in 2025. These developments, along with the United States government’s credit and deficit concerns and global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions, including those resulting from global health emergencies and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase, and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

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

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral securing the investment and/or equity co-investments we hold and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

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

Investment in private and lower middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. LMM companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, LMM companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of our portfolio companies and, in turn, on us. LMM companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, trustees and investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from its investments in portfolio companies.

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

From time to time, one or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure you that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

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

We have historically made distributions on a monthly or quarterly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Delaware law on the distribution thereof) and expect to make monthly or quarterly distributions to shareholders in the future. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be made at the discretion of the Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with BDC regulations and such other factors as the Board may deem relative from time to time. We cannot assure investors that we will make distributions to our shareholders in the future.

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

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of outstanding shares of our Common Shares on a quarterly basis which commenced on August 15, 2024. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The timing and number of shares to be repurchased will depend on a number of factors, including repayment of investments by our portfolio companies and our ability to incur leverage to fund repurchases and no assurances can be given any Common Shares, or any particular amount, will be repurchased. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. In addition, investor participation in such repurchase offers will be subject to any applicable lock-up period pursuant to such investor’s subscription agreement.

We have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

The Board may not approve share repurchases, and any approval is in the Board’s discretion. You may not be able to sell your shares at all in the event the Board does not approve share repurchases, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Amended and Restated Declaration of Trust or otherwise to effect a liquidity event at any time. The share repurchase program has many limitations, and will be subject to compliance with applicable covenants and restrictions under our financing arrangements and regulatory restrictions, and should not be relied upon as a method to sell shares promptly or at a desired price.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could negatively impact the confidentiality, integrity, or availability of our information systems or the information held on such systems. These processes include controls, procedures, systems and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. Such processes are set forth in our joint Cybersecurity Policy, Written Information Security Policy and Incident Response Plan with Stellus Capital Management and the Advisor (collectively, the “Cybersecurity Policy”). The Cybersecurity Policy also sets forth the role of the Company’s Chief Compliance Officer and the Company’s Information Security Team the (“Information Security Team”) in preparing, implementing, and maintaining incident response procedures.

Our Chief Compliance Officer and Information Security Team and responsible for the development and implementation of policies and technical measures to reasonably prevent security incidents. At times we may also engage assessors, consultants, auditors or other third parties to assist with assessing, identifying and managing cybersecurity risk. As part of our risk management process, we conduct assessment and penetration testing, including regular trainings completed by employees of Stellus Capital Management who provide services to us pursuant to the Administration Agreement and Resource Sharing Agreement between Stellus Capital Management and the Advisor.

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

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at Stellus Private Credit BDC, 4400 Post Oak Parkway, Suite 2200, Houston, Texas 77027, where we occupy office space pursuant to the Administration Agreement with Stellus Capital Management. We believe that our current office facilities are adequate to meet our needs.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Prior to a liquidity event, our share repurchase program, may provide a limited opportunity for our shareholders to have their Common Shares repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the shares being repurchased. See “– Discretionary Repurchase of Shares” below.

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

Transfer and Resale Restrictions

The sale of our Common Shares will not be registered under the Securities Act. The sale of our Common Shares issued in the Private Offering is exempt from registration requirements pursuant to Section 4(a)(2) of, and Regulation D, under the Securities Act or other applicable exemption from registration under the Securities Act.

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

The following table reflects the Company’s distributions declared and paid on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024
January 13, 2024	January 15, 2024	January 31, 2024	$0.1666
January 13, 2024	February 1, 2024	February 29, 2024	$0.1666
January 13, 2024	March 1, 2024	March 29, 2024	$0.1666
April 3, 2024	April 5, 2024	April 30, 2024	$0.1666
April 3, 2024	May 1, 2024	May 31, 2024	$0.1666
April 3, 2024	June 1, 2024	June 28, 2024	$0.1666
June 26, 2024	July 1, 2024	July 31, 2024	$0.1666
June 26, 2024	August 1, 2024	August 30, 2024	$0.1666
June 26, 2024	September 2, 2024	September 30, 2024	$0.1666
October 10, 2024	October 10, 2024	October 31, 2024	$0.1600
October 10, 2024	November 1, 2024	November 29, 2024	$0.1600
October 10, 2024	December 2, 2024	December 31, 2024	$0.1600
Total			$4.67
(1)	Distributions for fiscal years 2022 through 2023 are shown in aggregate amounts.

Payment of dividends on our Common Shares is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and the financial condition of us. However, we intend to continue to pay comparable dividends to shareholders in the future.

Recent Sales of Unregistered Securities

For the years ended December 31, 2024, 2023 and 2022, the total shares of our Common Shares issued and the aggregated purchase price received pursuant to subscription agreements received in connection with our private placement of shares of our Common Shares to certain individuals and entities was:

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507	14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000	15.10
Dividend reinvestment	January 5, 2024	13,315	201,062	—	201,062	15.10
Immediate share issuance	January 30, 2024	117,897	1,793,210	6,790	1,800,000	15.21
Dividend reinvestment	January 31, 2024	4,938	75,104	—	75,104	15.21
Dividend reinvestment	February 29, 2024	5,133	78,073	—	78,073	15.21
Immediate share issuance	March 1, 2024	73,683	1,120,712	4,288	1,125,000	15.21
Immediate share issuance	March 28, 2024	40,936	622,624	2,376	625,000	15.21
Dividend reinvestment	April 1, 2024	5,717	86,960	—	86,960	15.21
Immediate share issuance	April 29, 2024	414,531	6,325,743	24,257	6,350,000	15.26
Dividend reinvestment	April 30, 2024	6,198	94,576	—	94,576	15.26
Capital draw down	May 22, 2024	1,310,616	20,000,000	—	20,000,000	15.26
Immediate share issuance	May 31, 2024	214,138	3,267,729	12,271	3,280,000	15.26
Dividend reinvestment	May 31, 2024	7,930	121,011	—	121,011	15.26
Immediate share issuance	June 26, 2024	65,283	996,220	3,780	1,000,000	15.26
Dividend reinvestment	June 28, 2024	8,086	123,392	—	123,392	15.26
Immediate share issuance	July 30, 2024	104,924	1,593,789	6,211	1,600,000	15.19
Dividend reinvestment	July 31, 2024	8,014	121,739	—	121,739	15.19
Immediate share issuance	August 27, 2024	49,182	747,086	2,914	750,000	15.19
Dividend reinvestment	August 30, 2024	9,424	143,144	—	143,144	15.19
Share repurchase program	September 19, 2024	(373,094)	(5,667,305)	—	(5,667,305)	15.19
Immediate share issuance	September 24, 2024	196,726	2,988,271	11,729	3,000,000	15.19
Dividend reinvestment	September 30, 2024	9,264	140,726	—	140,726	15.19
Immediate share issuance	October 30, 2024	29,603	448,186	1,814	450,000	15.14
Dividend reinvestment	October 31, 2024	10,747	162,714	—	162,714	15.14
Immediate share issuance	November 27, 2024	33,876	512,872	2,128	515,000	15.14
Dividend reinvestment	November 29, 2024	10,956	165,869	—	165,869	15.14
Capital draw down	December 23, 2024	1,328,901	20,000,000	—	20,000,000	15.05
Immediate share issuance	December 27, 2024	27,790	418,238	1,762	420,000	15.05
Share repurchase program	December 31, 2024	(132,978)	(1,999,989)	—	(1,999,989)	15.04
Dividend reinvestment	December 31, 2024	11,223	168,791		168,791	15.04
Total		10,715,095	$160,264,600	$133,274	$160,397,874
(1)	Pro rata expense of organizational and offering costs spent by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2024 and 2023, in the amount of $807,288 and $585,938, respectively, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

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

Holders

As of March 6, 2025, there were approximately 63 holders of our Common Shares.

Discretionary Repurchase of Shares

During the third quarter of 2024, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the common shares of beneficial interest outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the year ended December 31, 2024 (in thousands except shares and per share data):

						Redemption
	5% of Shares Offered	Common Shares	Number of	Percentage of	Net Repurchase	Price
Type of Common Shares Issuance	for Repurchase	Redemption Date	Shares Repurchased	Shares Repurchased	Amount	Per Share
Share repurchase program	469,527	September 19, 2024	373,094	4.0%	5,667,305	15.19
Share repurchase program	469,749	December 31, 2024	132,978	1.4%	1,999,989	15.04
Total			506,072		$7,667,294

There were no shares repurchased prior to July 1, 2024.

Item 6. Reserved

[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or Stellus Private Credit BDC’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with the Stellus Private BDC Advisor LLC (the “Advisor”) or Stellus Capital Management, LLC (“Stellus Capital Management”);
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the impact of interest rate volatility on our business and our portfolio companies;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital Management and the Advisor to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

Overview

We were organized as a Delaware statutory trust on December 7, 2021, and formally commenced operations on February 1, 2022. Our investment objective is to maximize the total return to our shareholders in the form of current income and capital appreciation through debt and related equity investments in lower middle-market companies.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment activities are managed by, Stellus Private BDC Advisor, LLC, (the “Advisor”) a Delaware limited liability company that is an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”). The Advisor is a majority-owned subsidiary of Stellus Capital Management, that is also an investment adviser registered with the SEC under the Advisers Act.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies (as defined in the 1940 Act).” Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States, (ii) is not an investment company (other than SBICs (as defined below) that are wholly owned subsidiaries of a BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250 million, or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

We have elected to be treated, qualify, and intend to qualify annually, as a RIC under subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2024, we have no reason to believe that we were not in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 216% and 210%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and may continue to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held lower middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

As of December 31, 2024, we had $300.7 million (at fair value) invested in 59 portfolio companies. As of December 31, 2024, our portfolio included approximately 94% of first lien debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$284,068,534	$283,482,729
Unsecured Debt	96,106	90,413
Equity	13,626,629	17,158,923
Total Investments	$297,791,269	$300,732,065
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 3.1% of our portfolio at fair value.

As of December 31, 2023, we had $208.6 million (at fair value) invested in 39 portfolio companies. As of December 31, 2024, our portfolio included approximately 95% of first lien debt and 5% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2023 was as follows:

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2024 and 2023, we had unfunded commitments of $56.9 million and $49.3 million, respectively, to provide debt financing to 46 and 31 portfolio companies, respectively. As of December 31, 2024, we maintained sufficient liquidity (through cash on hand, our ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$57,653,478	$55,449,024	18.44%
Texas	39,654,155	41,816,027	13.90%
New York	32,574,086	33,418,762	11.11%
Illinois	16,351,628	16,234,004	5.40%
California	14,388,867	14,576,642	4.85%
Pennsylvania	13,383,388	14,037,912	4.67%
Canada	12,303,300	12,339,763	4.10%
United Kingdom	12,153,794	12,093,869	4.02%
Tennessee	9,981,310	10,070,962	3.35%
Colorado	9,759,942	9,834,101	3.27%
Arizona	8,870,299	9,287,842	3.09%
Maryland	9,297,302	9,134,501	3.04%
Ohio	8,373,385	8,775,516	2.92%
Wisconsin	6,453,254	6,734,750	2.24%
Iowa	6,282,877	6,282,877	2.09%
Massachusetts	5,954,032	5,927,889	1.97%
Michigan	5,255,092	5,295,406	1.76%
Idaho	5,234,830	5,264,442	1.75%
Louisiana	4,520,330	4,590,651	1.53%
District of Columbia	4,177,673	4,177,673	1.39%
Missouri	4,058,101	4,101,329	1.36%
Virginia	3,718,318	3,738,884	1.24%
North Carolina	3,307,812	3,307,813	1.10%
South Carolina	2,219,069	2,292,030	0.76%
Georgia	1,533,969	1,539,843	0.51%
Indiana	330,978	409,553	0.14%
Total Investments	$297,791,269	$300,732,065	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$47,985,943	$47,412,096	22.72%
Texas	37,133,239	38,033,969	18.23%
New York	23,622,043	24,424,604	11.71%
Illinois	14,285,952	14,304,158	6.86%
United Kingdom	11,476,203	11,470,576	5.50%
California	10,179,477	10,199,429	4.89%
Colorado	9,060,354	9,107,041	4.37%
Washington	7,270,793	7,348,686	3.52%
Wisconsin	6,519,665	6,860,626	3.29%
Arizona	6,441,865	6,672,848	3.20%
Indiana	6,334,763	6,447,480	3.09%
Maryland	5,783,110	5,666,693	2.72%
Michigan	4,924,682	4,955,289	2.38%
Tennessee	4,215,598	4,210,505	2.02%
Idaho	3,740,650	3,769,183	1.81%
Pennsylvania	3,588,298	3,676,646	1.76%
South Carolina	2,269,766	2,334,881	1.12%
Louisiana	1,681,357	1,679,368	0.81%
Total Investments	$206,513,758	$208,574,078	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$50,117,721	$51,333,196	17.06%
High Tech Industries	37,580,707	38,418,760	12.78%
Healthcare & Pharmaceuticals	33,078,396	33,123,393	11.01%
Capital Equipment	26,634,637	27,544,790	9.16%
Consumer Goods: Non-Durable	19,459,391	20,424,922	6.79%
Media: Advertising, Printing & Publishing	19,321,733	19,051,900	6.34%
Services: Consumer	19,416,695	17,380,571	5.78%
Chemicals, Plastics, & Rubber	17,043,322	17,041,973	5.67%
Beverage & Food	13,801,250	13,952,930	4.64%
Construction & Building	13,290,426	13,638,879	4.54%
Media: Diversified & Production	12,153,794	12,093,869	4.02%
Environmental Industries	9,482,195	9,782,473	3.25%
Consumer Goods: Durable	8,562,343	8,638,156	2.87%
Energy: Oil & Gas	7,800,160	8,232,957	2.74%
Retail	6,293,227	6,252,832	2.08%
Hotel, Gaming, & Leisure	3,755,272	3,820,464	1.27%
Total Investments	$297,791,269	$300,732,065	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$40,324,028	$40,933,710	19.62%
High Tech Industries	36,937,023	37,606,799	18.02%
Consumer Goods: Non-Durable	18,332,366	18,997,773	9.11%
Healthcare & Pharmaceuticals	17,181,920	17,426,668	8.36%
Capital Equipment	14,900,292	15,394,271	7.38%
Media: Diversified & Production	11,476,203	11,470,576	5.50%
Services: Consumer	11,346,137	10,675,477	5.12%
Consumer Goods: Durable	10,204,075	10,252,213	4.92%
Environmental Industries	10,195,954	10,197,506	4.89%
Construction & Building	9,444,618	9,532,534	4.57%
Media: Advertising, Printing & Publishing	8,754,958	8,754,027	4.20%
Chemicals, Plastics, & Rubber	8,137,920	8,064,517	3.87%
Media: Broadcasting & Subscription	5,062,666	5,057,502	2.42%
Beverage, Food, & Tobacco	4,215,598	4,210,505	2.02%
Total Investments	$206,513,758	$208,574,078	100.00%

At December 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $5.0 million and $5.1 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $12.2 million and $12.1 million, respectively. At December 31, 2023, our average portfolio company investment at amortized cost and fair value was approximately $5.3 million and $5.4 million, respectively, and our largest portfolio company investment at both amortized cost and fair value was $11.5 million.

At December 31, 2024, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 3% bore interest at fixed rates. At December 31, 2023, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 4% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2024 and 2023 was approximately 10.8% and 12.5%, respectively, including debt investments on non-accrual status. The weighted average yield on all of our investments, including non-income producing equity positions and debt investments on non-accrual status, as of December 31, 2024 and 2023 was approximately 10.3% and 11.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of December 31, 2024 and 2023, we had cash and cash equivalents of $2.1 million $0.6 million, respectively.

Investment Activity

During the year ended December 31, 2024, we made an aggregate of $119.8 million of investments in 21 new portfolio companies and 13 existing portfolio companies. During the year ended December 31, 2024, we received an aggregate of $30.3 million in proceeds from repayments of our investments.

During the year ended December 31, 2023, we made an aggregate of $89.3 million of investments in 16 new portfolio companies and 14 existing portfolio companies. During the year ended December 31, 2023, we received an aggregate of $42.3 million in proceeds from repayments of our investments.

During the year ended December 31, 2022, we made an aggregate of $168.3 million of investments in 26 new portfolio companies and three existing portfolio companies. During the year ended December 31, 2022, we received an aggregate of $10.5 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of December 31, 2024			As of December 31, 2023
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$46.8	16%	10	$27.2	13%	5
2	229.9	76%	44	177.5	85%	33
3	20.6	7%	4	3.9	2%	1
4	3.4	1%	1	—	—%	—
Total	$300.7	100%	59	$208.6	100%	39

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2024, one loan was on non-accrual status, which represented approximately 1.8% of our loan portfolio at cost and 1.2% at fair value. As of December 31, 2023, we had zero loans on non-accrual status. As of December 31, 2024, $0.1 million of income from investments on non-accrual had not been accrued.

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

Comparison of the Years Ended December 31, 2024, 2023 and 2022

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

The following shows the breakdown of investment income for the years ended December 31, 2024, 2023 and 2022 (in millions).

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest income(1)	$27.2	$22.1	$7.7
PIK interest	1.0	0.1	—
Miscellaneous fees(1)	0.8	1.2	0.3
Total	$29.0	$23.4	$8.0
(1)	For the years ended December 31, 2024, 2023 and 2022, we recognized $0.4 million, $0.9 million and $0.1 million of non-recurring income related to amendments and early repayments, respectively.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement between the Company and the Advisor (the “Advisory Agreement”), our allocable portion of overhead expenses under the administration agreement with Stellus Capital Management and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital Management and the Advisor, or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our Common Shares and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital Management in connection with administering our business.

The following shows the breakdown of operating expenses for the years ended December 31, 2024, 2023 and 2022 (in millions).

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating Expenses
Management fees	$3.5	$2.8	$1.3
Income incentive fees	2.6	2.1	0.7
Capital gains incentive fee	—	0.3	—
Professional fees	0.8	0.7	0.4
Organization costs	—	—	0.1
Amortization of deferred offering costs	0.2	0.2	0.2
Administrative services expenses	0.5	0.4	0.2
Trustees' fees	0.2	0.2	0.2
Insurance expense	0.1	0.1	0.1
Valuation fees	0.1	—	0.1
Interest expense and other fees	9.5	8.2	2.3
Income tax expense	—	—	0.1
Other general and administrative expenses	0.3	0.1	0.1
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	(4.3)	(4.1)	(2.0)
Net Operating Expenses	$13.5	$11.0	$3.8

The increase in operating expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facilities, as well as rising interest rates, (2) higher incentive fees due to portfolio performance and (3) the management fee waiver expiring September 30, 2024.

The increase in operating expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facilities, as well as rising interest rates and (2) higher incentive fees due to portfolio performance.

Net Investment Income

For the year ended December 31, 2024, net investment income was $15.6 million, or $1.80 per common share of beneficial interest (the “Common Share(s)”) based on 8,643,493 weighted-average Common Shares outstanding. For the year ended December 31, 2023, net investment income was $12.3 million, or $1.96 per Common Share based on 6,273,882 weighted-average Common Shares outstanding. For the year ended December 31, 2022, net investment income was $4.2 million, or $1.08 per Common Share based on 3,869,643 weighted-average Common Shares outstanding.

Net investment income for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 as a result of growth in the overall investment portfolio, offset by higher operating expenses as explained in the “Expenses” section above.

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

Proceeds from repayments of investments and amortization of certain other investments for the years ended December 31, 2024 totaled $30.3 million. Proceeds from repayments of investments and amortization of certain other investments for the years ended December 31, 2023 totaled $42.3 million resulting in net realized gains totaling $0.8 million, primarily from gains from the realization of our equity investments in certain portfolio companies. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2022 totaled $10.5 million.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the years ended December 31, 2024, 2023 and 2022 totaled $0.9 million, $2.6 million and ($0.5) million, repectively.

The change in unrealized appreciation in 2024 was primarily due to portfolio company specific performance on several of our equity investments, partially offset by write-downs on a specific investment.

The change in unrealized appreciation in 2023 was primarily due to portfolio company specific performance on several of our equity investments.

Net change in unrealized (depreciation) appreciation on foreign currency translations for the years ended December 31, 2024, 2023 and 2022 totaled less than ($0.1) million, $0.1 million and $0.1 million, respectively.

Provision for Taxes on Unrealized Appreciation on Investments

On February 11, 2022, the Company formed PBDC Consolidated Blocker, LLC (the “Taxable Subsidiary”), which is structured as a Delaware limited liability company that is classified as a corporation for U.S. federal income tax purposes, to hold equity or equity-like investments in portfolio companies that are not treated as corporations for U.S. federal income tax purposes, such as certain limited liability companies, or LLCs or other entities or arrangements treated as pass-through entities for U.S. federal income tax purposes.

The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may independently generate income, gains, deductions or losses for U.S. federal income tax purposes, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities of the Taxable Subsidiary are reflected in our consolidated financial statements in accordance with generally accepted accounting principals. For the year ended December 31, 2024 and 2023, we recognized a deferred tax provision related to unrealized appreciation on certain equity investments for income tax at our Taxable Subsidiary of approximately ($0.1) million and ($0.2) million, respectively. For the year ended December 31, 2022, we did not recognize a provision for income tax on unrealized investments or recognize a deferred tax position on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2024 net increase in net assets resulting from operations totaled $16.4 million, or $1.90 per Common Share based on 8,643,493 weighted-average Common Shares outstanding, $15.5 million, or $2.46 per Common Share based on 6,273,882 weighted-average Common Shares outstanding for the year ended December 31, 2023, and $3.7 million, or $0.95 per Common Share based on 3,869,643 weighted-average Common Shares outstanding for the year ended December 31, 2022.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $73.9 million for the year ended December 31, 2024, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the year ended December 31, 2024 provided cash of $75.5 million primarily from proceeds from net borrowings on our Credit Facilities and issuance of the Common Shares, offset by stockholder distibutions.

Our operating activities used net cash of $34.4 million for the year ended December 31, 2023, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the year ended December 31, 2023 provided cash of $19.6 million primarily from proceeds from net borrowings on our Credit Facilities, short-term loan repayments, and issuance of the Common Shares.

Our operating activities used net cash of $153.5 million for the year ended December 31 2022, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the year ended December 31, 2022 provided cash of $169.0 million primarily from proceeds from net borrowings on our Credit Facilities, short-term loan borrowings, and issuance of the Common Shares.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from net proceeds of any offering of our securities, including pursuant to capital calls to investors with capital commitments to us, the Credit Facility, and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our Common Shares. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 216% and 210%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of Common Shares the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2024 and December 31, 2023, we had cash and cash equivalents of $2.1 million and $0.6 million, repectively.

Credit Facilities

Commitment Facility

On February 1, 2022, we entered into a revolving credit and security agreement with Signature Bank (as amended, the “Commitment Facility”). All amounts borrowed under the Commitment Facility matured on December 31, 2024, and all principal, accrued and unpaid interest thereunder was paid on December 22, 2023 and all prepaid loan structure fees were amortized.

Interest is paid monthly in arrears. There was no interest or fees related to the Commitment Facility recognized during the year ended December 31, 2024. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the years ended December 31, 2023 and 2022 (in millions):

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

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement, as amended on December 9, 2022, April 26, 2023 and October 3, 2024, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility” and together with the Commitment Facility and SPV Facility (defined below), the “Credit Facilities”). The Credit Facility provides for borrowings up to a maximum of $175.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2024 and December 31, 2023, the Company was in compliance with these covenants.

As of December 31, 2024 and December 31, 2023, there was $90.5 million and $98.0 million, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1.7 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of December 31, 2024 and December 31, 2023, $1.0 million and $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees (in millions):

	December 31, 2024	December 31, 2023
Credit Facility payable	$90.5	$98.0
Prepaid loan structure fees	(1.0)	(1.0)
Credit Facility payable, net of prepaid loan structure fees	$89.5	$97.0

Interest is paid monthly or quarterly in arrears based on the interest rate option selected. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$7.6	$4.4	$	*
Loan structure fees amortization	0.2	0.4		*
Total interest and other fees	$7.8	$4.8	$	*
Weighted average interest rate	8.3%	8.8%		92.4	%(1)
Effective interest rate (including fee amortization)	8.6%	9.6%		117.4	%(1)
Average debt outstanding	$91.0	$49.9		$0.8	(1)
Cash paid for interest and unused fees	$7.6	$4.2		$—
(1)	Calculated for the period from September 30, 2022, the date of the Credit Facility, through December 31, 2022.

* Less than $0.1 million

Credit Facility

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

As of December 31, 2024, there was $50.0 million outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $0.8 million in connection with the SPV Facility, which are being amortized over the life of the facility. As of December 31, 2024, $0.8 million of such prepaid loan structure fees and administration fees had yet to be amortized. These prepaid loan fees are presented on our consolidated statements of assets and liabilities as a deduction from Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees (in millions):

December 31, 2024
SPV Facility payable	$50.0
Prepaid loan structure fees	(0.8)
SPV Facility payable, net of prepaid loan structure fees	$49.2

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the year ended December 31, 2024 (in millions):

	Year Ended
	December 31, 2024
Interest expense	$1.5
Facility agent fee	0.1
Loan structure fees amortization	0.1
Total interest and other fees	$1.7
Weighted average interest rate	7.5	%(1)
Effective interest rate (including fee amortization)	8.1	%(1)
Average debt outstanding	$50.0	(1)
Cash paid for interest and unused fees	$1.3
(1)	Calculated for the period from August 1, 2024, the date of the SPV Facility, through December 31, 2024.

Contractual Obligations

	Total	2025	2026	2027	2028	2029	2030

	(in millions)
Credit Facility payable	$90.5	$—	$22.6	$67.9	$—	$—	$—
SPV Facility payable	50.0	—	—	—	—	—	50.0
Total	$140.5	$—	$22.6	$67.9	$—	$—	$50.0

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2024, our off-balance sheet arrangements consisted of $56.9 million of unfunded commitments to provide debt financing to 46 of our portfolio companies. As of December 31, 2023, our off-balance sheet arrangements consisted of $49.3 million of unfunded commitments to provide debt financing to 31 of our portfolio companies. As of December 31, 2024, we had maintained sufficient liquidity (through cash on hand, our ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

Regulated Investment Company Status and Dividends

We have elected to be treated and intend to qualify annually as a RIC under subchapter M of the Code. So long as we continue to qualify as a RIC, we will not be subject to U.S. federal income tax on our investment company taxable income and realized net capital gains that we timely distribute to shareholders as dividends.

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

To qualify for RIC tax treatment, we generally must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2024, we had $0.6 million of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2025.

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

Subsequent Events

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	January 10, 2025	Pacific Shoring Products, LLC	Manufacturer of trench shoring and safety equipment sold to equipment rental companies	$5,327,581	Senior Secured – First Lien
				$2,301,368	Revolver Commitment
				$430,662	Equity
New Investment	January 15, 2025	Environmental Remedies, LLC	Residential asbestos abatement provider	$3,317,957	Senior Secured – First Lien
				$2,330,762	Delayed Draw Term Loan Commitment
				$1,383,237	Revolver Commitment
				$113,419	Equity
New Investment	January 16, 2025	Plus Delta Partners, Inc.	Provider of fundraising training and tools for higher education institutions and other nonprofits	$3,955,716	Senior Secured – First Lien
				$3,279,635	Delayed Draw Term Loan Commitment
				$2,561,362	Revolver Commitment
				$208,481	Equity
New Investment	January 24, 2025	Strategus, LLC	Provider of connected TV advertising services	$6,013,663	Senior Secured – First Lien
				$2,325,095	Delayed Draw Term Loan Commitment
				$1,513,228	Revolver Commitment
				$160,392	Equity
New Investment	February 28, 2025	Identity Theft Guard Solutions, Inc.	Cyber breach response and monitoring services	$7,127,072	Senior Secured – First Lien
				$1,092,978	Revolver Commitment
				$330,747	Equity
New Investment	February 28, 2025	MoboTrex, LLC	Distributor and manufacturer of intelligent traffic solution equipment	$2,092,568	Senior Secured – First Lien
				$2,000,813	Delayed Draw Term Loan Commitment
				$625,882	Revolver Commitment

* Existing portfolio company

Credit Facility

As of March 6, 2025, the outstanding balance under the Credit Facility and SPV Facility was $120.0 million and $50.0 million, respectively.

Sale of Unregistered Securities

Since December 31, 2024, the Company sold 97,535 Common Shares at a price of $15.16 per share for aggregate proceeds of $1.5 million, which included less than $0.1 million of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Distributions Declared

On January 9, 2025 our Board declared a regular monthly distribution for each of January, February and March 2025 as follows

	Record	Payment	Amount per
Declared	Date	Date	Share
1/9/2025	1/10/2025	1/31/2025	$0.1200
1/9/2025	2/3/2025	2/28/2025	$0.1200
1/9/2025	3/3/2025	3/31/2025	$0.1200

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the “Federal Reserve”) and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in May 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. After multiple rate increases since March 2022, the Federal Reserve has begun easing policy, most recently lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024. As of December 31, 2024 and December 31, 2023, 97% and 96% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which are indexed to 30-day or 90-day SOFR rates, subject to interest rate floors. As of December 31, 2024 and December 31, 2023, the weighted average interest rate floor on our floating rate loans was 1.43% and 1.45%, respectively.

Assuming that the Statements of Assets and Liabilities as of December 31, 2024 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$5.4	$(2.8)	$2.6
Up 150 basis points	4.0	(2.1)	1.9
Up 100 basis points	2.7	(1.4)	1.3
Up 50 basis points	1.3	(0.7)	0.6
Down 50 basis points	(1.3)	0.7	(0.6)
Down 100 basis points	(2.7)	1.4	(1.3)
Down 150 basis points	(4.0)	2.1	(1.9)
Down 200 basis points	(5.4)	2.8	(2.6)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of December 31, 2024, the three month SOFR rate was 430 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of 25 bps SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2024 and 2023 and 2022, we did not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data

STELLUS PRIVATE CREDIT BDC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Houston, Texas, PCAOB ID 34 and Grant Thornton LLP, Dallas, Texas, PCAOB ID Number 248)	86
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	88
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	89
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2024, 2023 and 2022	90
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	91
Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023	92
Notes to Consolidated Financial Statements	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders

Stellus Private Credit BDC

Opinion on the financial statements

We have audited the accompanying consolidated statement of assets and liabilities of Stellus Private Credit BDC and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2024, the financial highlights (in Note 8) for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2024, and its financial highlights for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 6, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders

Stellus Private Credit BDC

Opinion on the financial statements

We have audited the consolidated statement of assets and liabilities of Stellus Private Credit BDC (a Delaware statutory trust) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with portfolio companies or agents, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2021 to 2024.

Dallas, Texas

March 11, 2024 (except for Note 12, as to which the date is March 6, 2025)

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $297,791,269 and $206,513,758, respectively)	$300,732,065	$208,574,078
Cash and cash equivalents	2,144,116	593,685
Other receivable	4,340	—
Interest receivable	1,367,849	1,495,581
Expense reimbursement receivable from the Advisor (Note 2)	161,473	126,539
Deferred offering costs	127,983	72,875
Related party receivable	2,004	162,455
Prepaid expenses	164,350	127,019
Receivable for sales and repayments of investments	86,896	71,105
Total Assets	$304,791,076	$211,223,337
LIABILITIES
Credit Facilities payable	$138,692,860	$97,031,517
Dividends payable	—	3,551,068
Unearned revenue	921,629	897,538
Management fees payable	648,149	—
Income incentive fee payable	452,186	439,854
Capital gains incentive fee payable	306,229	261,684
Interest payable	613,821	367,093
Administrative services payable	109,027	124,958
Income tax payable	51,427	182,489
Deferred tax liability	259,455	167,865
Other accrued expenses and liabilities	348,413	177,249
Total Liabilities	$142,403,196	$103,201,315
Commitments and contingencies (Note 7)
Net Assets	$162,387,880	$108,022,022
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 10,715,095 and 7,102,136 issued and outstanding, respectively)	$107,151	$71,021
Paid-in capital	159,483,435	104,810,048
Total distributable earnings	2,797,294	3,140,953
Net Assets	$162,387,880	$108,022,022
Total Liabilities and Net Assets	$304,791,076	$211,223,337
Net Asset Value Per Share	$15.16	$15.21

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
INVESTMENT INCOME
Interest income	$28,560,141	$22,760,669	$7,804,783
Other income	478,544	601,776	152,173
Total Investment Income	$29,038,685	$23,362,445	$7,956,956
OPERATING EXPENSES
Management fees	$3,469,835	$2,833,601	$1,335,054
Income incentive fees	2,602,793	2,097,153	686,398
Capital gains incentive fee	44,545	261,684	—
Professional fees	747,853	670,800	447,045
Organization costs	—	1,000	90,184
Amortization of deferred offering costs	225,050	165,937	240,152
Administrative services expenses	523,823	417,573	226,489
Trustees' fees	160,000	160,000	158,000
Insurance expense	81,685	81,438	82,045
Valuation fees	64,498	40,324	5,519
Interest expense and other fees	9,505,536	8,225,528	2,312,701
Income tax expense	32,183	44,925	7,471
Other general and administrative expenses	262,575	142,294	120,343
Total Operating Expenses	$17,720,376	$15,142,257	$5,711,401
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	$(4,253,904)	$(4,101,044)	$(1,952,196)
Net Operating Expenses	$13,466,472	$11,041,213	$3,759,205
Net Investment Income	$15,572,213	$12,321,232	$4,197,751
Net realized gain (loss) on non-controlled, non-affiliated investments	$—	$841,075	$—
Net realized gain on foreign currency translation	30,648	24,343	1,950
Provision for taxes on realized gain on investments	—	(142,988)	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	906,234	2,566,523	(538,883)
Net change in unrealized (depreciation) appreciation on foreign currency translations	(25,757)	11,719	20,961
Provision for taxes on net unrealized gain on investments	(91,591)	(167,865)	—
Net Increase in Net Assets Resulting from Operations	$16,391,747	$15,454,039	$3,681,779
Net Investment Income Per Share – basic and diluted	$1.80	$1.96	$1.08
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$1.90	$2.46	$0.95
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	8,643,493	6,273,882	3,869,643
Distributions Per Share – basic and diluted	$1.96	$1.88	$1.11

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	(loss) gain	Net Assets
Balances at December 31, 2021	—	$—	$—	$(532,845)	$(532,845)
Net investment income	—	—	—	4,197,751	4,197,751
Net realized gain on foreign currency translation	—	—	—	1,950	1,950
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(538,883)	(538,883)
Net change in unrealized appreciation on foreign currency translations	—	—	—	20,961	20,961
Return of capital and other tax related adjustments	—	—	(388,214)	388,214	—
Distributions from net investment income	—	—	—	(4,279,870)	(4,279,870)
Issuance of common shares of beneficial interest	5,483,433	54,834	81,339,059	—	81,393,893
Balances at December 31, 2022	5,483,433	$54,834	$80,950,845	$(742,722)	$80,262,957
Net investment income	—	—	—	12,321,232	12,321,232
Net realized gain on non-controlled, non-affiliated investments	—	—	—	841,075	841,075
Net realized gain on foreign currency translation	—	—	—	24,343	24,343
Provision for taxes on realized gain on investments	—	—	—	(142,988)	(142,988)
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	2,566,523	2,566,523
Net change in unrealized appreciation on foreign currency translations	—	—	—	11,719	11,719
Provision for taxes on net unrealized gain on investments	—	—	—	(167,865)	(167,865)
Return of capital and other tax related adjustments	—	—	(197,724)	197,724	—
Distributions from net investment income	—	—	—	(11,768,088)	(11,768,088)
Issuance of common shares of beneficial interest	1,618,703	16,187	24,056,927	—	24,073,114
Balances at December 31, 2023	7,102,136	$71,021	$104,810,048	$3,140,953	$108,022,022
Net investment income	—	—	—	15,572,213	15,572,213
Net realized gain on foreign currency translation	—	—	—	30,648	30,648
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	906,234	906,234
Net change in unrealized depreciation on foreign currency translations	—	—	—	(25,757)	(25,757)
Provision for taxes on net unrealized gain on investments	—	—	—	(91,591)	(91,591)
Return of capital and other tax related adjustments	—	—	(221,350)	221,350	—
Distributions from net investment income	—	—	—	(16,701,939)	(16,701,939)
Distributions from net realized capital gains	—	—	—	(254,817)	(254,817)
Issuance of common shares of beneficial interest	4,119,031	41,191	62,556,970	—	62,598,161
Redemption of common shares of beneficial interest	(506,072)	(5,061)	(7,662,233)	—	(7,667,294)
Balances at December 31, 2024	10,715,095	$107,151	$159,483,435	$2,797,294	$162,387,880

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$16,391,747	$15,454,039	$3,681,779
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(119,805,183)	(89,322,601)	(168,326,016)
Proceeds from sales and repayments of investments	30,250,267	42,260,585	10,474,408
Net change in unrealized (appreciation) depreciation on investments	(906,234)	(2,566,523)	538,883
Net change in unrealized depreciation (appreciation) foreign currency translations	25,757	(11,719)	(20,961)
Increase in investments due to PIK	(1,059,816)	(129,990)	—
Amortization of premium and accretion of discount, net	(678,569)	(502,109)	(198,065)
Deferred tax provision	91,590	167,865	—
Amortization of loan structure fees	306,387	586,127	478,626
Amortization of deferred offering costs	225,050	165,937	240,152
Net realized gain on investments	—	(841,075)	—
Changes in other assets and liabilities
Decrease (increase) in interest receivable	127,732	(465,307)	(1,030,274)
Increase in other receivable	(4,340)	—	—
Decrease (increase) in related party receivable	160,451	(152,835)	(9,620)
(Increase) decrease in expense reimbursements receivable from the Advisor	(34,934)	39,099	(165,638)
(Increase) decrease in prepaid expenses	(37,331)	5,985	(39,356)
Decrease in due to affiliate	—	—	(460,085)
Decrease in trustees' fees payable	—	—	(42,000)
(Decrease) increase in administrative services payable	(15,931)	58,894	66,064
Increase (decrease) in interest payable	246,728	(196,148)	563,241
Increase in income management fees payable	648,149	—	—
Increase in income incentive fees payable	12,332	111,658	328,196
Increase in capital gains incentive fees payable	44,545	261,684	—
Increase in unearned revenue	24,091	357,904	539,634
(Decrease) increase in income tax payable	(131,062)	175,018	7,471
Increase (decrease) in other accrued expenses and liabilities	171,164	57,975	(144,704)
Net Cash Used in Operating Activities	$(73,947,410)	$(34,485,537)	$(153,518,265)
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$62,598,161	$24,073,114	$81,393,893
Offering costs paid for common shares of beneficial interest issued	(280,158)	(184,418)	(154,976)
Purchase of common shares of beneficial interest in tender offer	(7,667,294)	—	—
Stockholder distributions paid	(20,507,824)	(10,026,553)	(2,470,337)
Borrowings under Credit Facilities	184,300,000	169,750,000	124,762,500
Repayments of Credit Facilities	(141,850,000)	(152,365,000)	(44,147,500)
Financing costs paid on Credit Facilities	(1,095,044)	(387,744)	(1,645,492)
Short-term loan borrowings	—	4,500,000	11,250,000
Short-term loan repayments	—	(15,750,000)	—
Net Cash Provided by Financing Activities	$75,497,841	$19,609,399	$168,988,088
Net Increase (Decrease) in Cash and Cash Equivalents	$1,550,431	$(14,876,138)	$15,469,823
Cash and Cash Equivalents Balance at Beginning of Period	593,685	15,469,823	—
Cash and Cash Equivalents Balance at End of Period	$2,144,116	$593,685	$15,469,823
Supplemental and Non-Cash Activities
Cash paid for interest expense	$8,952,421	$7,835,549	$1,270,834
Income and excise tax paid	163,245	12,895	—
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	1,683,161	623,113	43,894
(Decrease) increase in dividends payable	(3,551,068)	1,741,535	1,809,533

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		6/5/2023	6/5/2028	Services: Business	$1,781,383	$1,747,854	$1,772,476	1.09%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		6/5/2023	6/5/2028		692,760	679,721	689,296	0.42%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		10/31/2023	6/5/2028		469,097	459,693	466,752	0.29%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		10/31/2023	6/5/2028		182,427	178,770	181,515	0.11%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		12/2/2024	6/5/2028		1,754,531	1,728,724	1,745,758	1.08%
Revolver	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		6/5/2023	6/5/2028		284,855	284,855	283,431	0.17%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	503,611	665,727	0.41%
Total											$5,583,228	$5,804,955	3.57%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	10.38%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$3,453,897	$3,396,275	$3,436,628	2.12%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.00%	2.00%	10.38%		12/12/2023	12/12/2028		2,208,229	2,171,389	2,197,188	1.35%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	379,821	0.23%
Total											$6,004,670	$6,013,637	3.70%
AGT Robotique Inc.	(4)(6)								Trois Rivieres, Canada
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	9.58%		6/24/2024	6/22/2029	Capital Equipment	$5,160,972	$5,065,699	$5,083,557	3.13%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	9.58%		6/24/2024	6/22/2029		3,299,638	3,238,726	3,250,143	2.00%
Total											$8,304,425	$8,333,700	5.13%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.58%		3/31/2023	3/31/2028	Capital Equipment	$2,239,287	$2,199,215	$2,239,287	1.38%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.50%	10.58%		3/31/2023	3/31/2028		1,431,675	1,406,055	1,431,675	0.88%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.58%		3/31/2023	3/31/2028		291,895	288,854	291,895	0.18%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.50%	10.58%		3/31/2023	3/31/2028		186,621	184,677	186,621	0.11%
AR-USA Holdings, LLC Class A Units	(9)	Equity					3/31/2023			91	87,497	124,457	0.08%
Total											$4,166,298	$4,273,935	2.63%
AMII Acquisition, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.50%	9.08%		12/4/2024	12/4/2029	Services: Consumer	$3,613,970	$3,560,454	$3,560,454	2.19%
AMII Holdings, LP Class B Units		Equity					12/3/2024			6,376	63,758	63,760	0.04%
Total											$3,624,212	$3,624,214	2.23%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	9.65%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$4,329,040	$4,266,013	$4,329,040	2.67%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.25%	0.75%	9.65%		7/1/2022	7/1/2029		2,767,747	2,727,451	2,767,747	1.70%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	10.33%		12/5/2023	7/1/2029		695,974	684,056	695,974	0.43%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.75%	0.75%	10.33%		12/5/2023	7/1/2029		444,967	437,347	444,967	0.27%
Ishtar Co-Invest-B LP Partnership Interests	(9)	Equity					7/1/2022			298,251	146,234	875,026	0.54%
Oshun Co-Invest-B LP Partnership Interests	(9)	Equity					7/1/2022			85,213	81,067	250,004	0.15%
Total											$8,342,168	$9,362,758	5.76%
Axis Portable Air LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		4/17/2023	3/22/2028	Capital Equipment	$516,297	$508,848	$516,297	0.32%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		4/17/2023	3/22/2028		330,091	325,328	330,091	0.20%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.23%		3/22/2022	3/22/2028		811,951	806,735	811,951	0.50%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	10.23%		3/22/2022	3/22/2028		519,116	515,781	519,116	0.32%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		11/3/2022	3/22/2028		2,485,564	2,485,564	2,485,564	1.53%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		11/3/2022	3/22/2028		1,589,131	1,589,131	1,589,131	0.98%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		11/30/2023	3/22/2028		1,516,613	1,516,613	1,516,613	0.93%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		11/30/2023	3/22/2028		969,638	969,638	969,638	0.60%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	549,441	0.34%
Total											$8,870,299	$9,287,842	5.72%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Baker Manufacturing Company, LLC									Evansville, IN
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022		Capital Equipment	330,978	330,978	409,553	0.25%
Total											$330,978	$409,553	0.25%
Bart & Associates, LLC	(4)								McLean, VA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	9.58%		8/16/2024	8/16/2030	High Tech Industries	$2,063,138	$2,028,490	$2,052,822	1.26%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	9.58%		8/16/2024	8/16/2030		1,319,056	$1,296,904	$1,312,461	0.81%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.00%	9.58%		8/16/2024	8/16/2030		78,585	78,585	78,192	0.05%
B&A Partners Holding, LLC Series A Preferred Units		Equity					8/16/2024			314,339	314,339	295,409	0.18%
Total											$3,718,318	$3,738,884	2.30%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	442,307	649,109	0.40%
Total											$442,307	$649,109	0.40%
Carolinas Buyer, Inc.	(4)								Charlotte, NC
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.60%		12/20/2024	12/20/2030	Beverage & Food	$3,076,296	$3,022,461	$3,022,461	1.86%
Carolinas Holdings, L.P. Class A Units		Equity					12/20/2024			285	285,351	285,352	0.18%
Total											$3,307,812	$3,307,813	2.04%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.36%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$1,246,676	$1,222,375	$1,246,676	0.77%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	9.36%		3/15/2023	3/15/2029		797,055	781,519	797,055	0.49%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	38,691	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(9)	Equity					3/15/2023			184,925	181,040	209,608	0.13%
Total											$2,219,069	$2,292,030	1.41%
CF Arch Holdings LLC									Houston, TX
CF Arch Holdings LLC Class A Units		Equity					8/10/2022		Services: Business	496,967	496,967	983,930	0.61%
Total											$496,967	$983,930	0.61%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		2/24/2022	2/7/2027	Retail	$2,796,569	$2,786,468	$2,768,603	1.70%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		2/24/2022	2/7/2027		1,787,970	1,781,512	1,770,090	1.09%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		6/24/2022	2/7/2027		272,439	271,032	269,715	0.17%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		6/24/2022	2/7/2027		174,182	173,282	172,440	0.11%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		6/24/2022	2/7/2027		391,331	388,953	387,418	0.24%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		6/24/2022	2/7/2027		250,195	248,674	247,693	0.15%
Revolver	(5)	First Lien	1M SOFR+7.00%	2.00%	11.44%		2/24/2022	2/7/2027		643,306	643,306	636,873	0.39%
Total											$6,293,227	$6,252,832	3.85%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		8/2/2023	8/2/2028	Environmental Industries	$3,563,142	$3,493,338	$3,456,248	2.13%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		8/2/2023	8/2/2028		2,278,074	2,233,445	2,209,732	1.36%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		8/2/2023	8/2/2028		2,510,360	2,510,360	2,435,049	1.50%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		8/2/2023	8/2/2028		661,106	653,131	641,273	0.39%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,592	248,949	184,989	0.11%
Total											$9,139,223	$8,927,291	5.49%
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.98%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$5,684,669	$5,610,631	$5,656,246	3.48%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.98%		11/22/2022	11/22/2027		3,634,460	3,587,125	3,616,288	2.23%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.98%		11/22/2022	11/22/2027		261,116	261,116	259,810	0.16%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	351,173	0.22%
Total											$10,003,651	$9,883,517	6.09%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		6/30/2023	6/30/2028	High Tech Industries	$2,859,801	$2,816,267	$2,859,801	1.76%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		6/30/2023	6/30/2028		1,828,397	1,800,564	1,828,397	1.13%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	767,655	0.47%
Total											$5,102,049	$5,455,853	3.36%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		7/29/2022	7/29/2027	Services: Business	$2,499,652	$2,470,906	$2,487,154	1.53%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		7/29/2022	7/29/2027		972,087	960,908	967,227	0.60%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		7/29/2022	7/29/2027		1,099,956	1,099,956	1,094,456	0.67%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	369,388	0.23%
Total											$4,875,299	$4,918,225	3.03%
EHI Buyer, Inc.									Grand Prarie, TX
EHI Group Holdings, L.P. Class A Units	(9)	Equity					7/31/2023		Environmental Industries	492	$342,972	$855,182	0.53%
Total											$342,972	$855,182	0.53%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.28%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$2,134,759	$2,090,850	$2,134,759	1.31%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.00%	11.35%		5/22/2023	5/22/2028		1,034,760	1,013,477	1,034,760	0.64%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	10.97%		5/22/2023	5/22/2028		282,558	282,558	282,558	0.17%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.35%		5/22/2023	5/22/2028		368,387	368,387	368,387	0.23%
Total											$3,755,272	$3,820,464	2.35%
Eskola LLC	(4)								Morristown, TN
Last Out Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.50%	9.96%		12/19/2024	12/19/2029	Construction & Building	$3,420,964	$3,361,097	$3,361,097	2.08%
Last Out Delayed Draw Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.50%	9.94%		12/19/2024	12/19/2029		1,917,566	1,903,184	1,884,009	1.16%
Eskola Holdings, LLC Class A Units		Equity					12/19/2024			176	500,573	500,949	0.31%
Total											$5,764,854	$5,746,055	3.55%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.09%		12/7/2023	12/7/2028	Services: Business	$3,675,375	$3,613,692	$3,656,998	2.26%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	11.09%		12/7/2023	12/7/2028		1,429,313	1,405,325	1,422,166	0.88%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	242,947	0.15%
Total											$5,285,944	$5,322,111	3.29%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	10.71%		3/16/2022	3/16/2027	Services: Business	$2,794,526	$2,773,819	$2,780,553	1.72%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.00%	10.71%		3/16/2022	3/16/2027		1,086,760	1,078,707	1,081,326	0.67%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	157,416	0.10%
Total											$4,020,529	$4,019,295	2.49%
FairWave Holdings, LLC	(4)								Kansas City, MO
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		4/1/2024	4/1/2029	Beverage & Food	$1,867,342	$1,829,996	$1,839,332	1.14%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		4/1/2024	4/1/2029		1,193,875	1,169,998	1,175,967	0.72%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		4/1/2024	4/1/2029		266,025	266,025	262,035	0.16%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		4/1/2024	4/1/2029		683,893	676,419	673,635	0.41%
GRC Java Holdings, LLC Class A Units		Equity					4/1/2024			1,157	115,663	150,360	0.09%
Total											$4,058,101	$4,101,329	2.52%
FiscalNote Boards LLC	(4)(6)								Toronto, Canada
Term Loan	(5)	First Lien	1M SOFR+5.25%	1.00%	9.61%		3/11/2024	3/12/2029	Services: Business	$1,247,896	$1,226,077	$1,222,938	0.76%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.25%	1.00%	9.61%		3/11/2024	3/12/2029		485,293	476,808	475,587	0.29%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity					5/28/2024			115	77,109	88,657	0.05%
FCP-Connect Holdings LLC Class A Common Shares		Equity					5/28/2024			115	-	-	0.00%
Total											$1,779,994	$1,787,182	1.10%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.98%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$752,260	$742,765	$752,260	0.47%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.00%	10.98%		4/29/2022	4/29/2028		480,953	474,882	480,953	0.30%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	10.98%		4/29/2022	4/29/2028		1,247,970	1,247,970	1,247,970	0.77%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.98%		4/29/2022	4/29/2028		320,237	320,237	320,237	0.20%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.00%	10.98%		4/29/2022	4/29/2028		204,742	204,742	204,742	0.13%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	273,011	0.17%
Total											$3,151,879	$3,279,173	2.04%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Green Intermediateco II, Inc.									Irvine, CA
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	10.33%		8/8/2023	8/8/2028	High Tech Industries	$3,832,165	$3,757,179	$3,793,843	2.34%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	10.33%		8/8/2023	8/8/2028		2,450,073	2,402,131	2,425,572	1.49%
Term Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	10.36%		11/6/2024	8/8/2028		3,598,099	3,528,664	3,562,118	2.19%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	10.33%		8/8/2023	8/8/2028		986,984	976,984	977,114	0.60%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	10.33%		8/8/2023	8/8/2028		631,022	624,629	624,712	0.38%
Green Topco Holdings, LLC Class A Units	(9)	Equity					8/8/2023			194,512	157,432	259,599	0.16%
Total											$11,447,019	$11,642,958	7.16%
Guidant Corp.	(4)								Erie, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		3/11/2024	3/12/2029	Energy: Oil & Gas	$4,659,757	$4,516,741	$4,659,757	2.87%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		3/11/2024	3/12/2029		2,979,189	2,887,752	2,979,189	1.83%
Titan Meter Topco LP Class A Units		Equity					3/11/2024			395,667	395,667	594,011	0.37%
Total											$7,800,160	$8,232,957	5.07%
Heartland Business Systems, LLC									Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		8/26/2022	8/26/2027	Services: Business	$2,259,681	$2,232,867	$2,259,681	1.39%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		8/26/2022	8/26/2027		878,765	868,337	878,765	0.54%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		8/26/2022	8/26/2027		2,345,846	2,326,714	2,345,846	1.44%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		8/26/2022	8/26/2027		912,274	904,834	912,274	0.56%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	120,502	338,184	0.21%
Total											$6,453,254	$6,734,750	4.14%
Husk AcquireCo Inc.	(6)								Vaughan, Canada
Term Loan	(5)	First Lien	6M SOFR+5.75%	1.50%	10.16%		11/14/2024	11/15/2029	Beverage & Food	$2,130,722	$2,099,561	$2,099,561	1.29%
SK Spectra Holdings LP Class A Units		Equity					11/15/2024			119	119,320	119,320	0.07%
Total											$2,218,881	$2,218,881	1.36%
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026	Services: Business	$5,920,425	$5,894,327	$5,802,017	3.57%
Term Loan (PBDC SPV)		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		2,282,743	2,272,680	2,237,088	1.38%
Revolver		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		1,216,609	1,216,609	1,192,277	0.73%
Delayed Draw Term Loan		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		143,822	143,102	140,946	0.09%
Delayed Draw Term Loan (PBDC SPV)		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		55,454	55,176	54,345	0.03%
Total											$9,581,894	$9,426,673	5.80%
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		4/28/2023	4/28/2028	Services: Consumer	$2,640,217	$2,591,936	$2,547,809	1.57%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		6/30/2023	4/28/2028		120,010	117,757	115,810	0.07%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		10/11/2023	4/28/2028		240,629	235,927	232,207	0.14%
Revolver	(5)(14)	First Lien	3M SOFR+6.50%	2.00%	10.83%		4/28/2023	4/28/2028		607,105	607,105	585,856	0.36%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			212	212,303	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity					1/31/2024			21	21,483	13,014	0.01%
Total											$3,786,511	$3,494,696	2.15%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.60%		2/15/2022	2/15/2027	High Tech Industries	$3,992,233	$3,953,850	$3,992,233	2.46%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	10.60%		2/15/2022	2/15/2027		1,558,051	1,543,071	1,558,051	0.96%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	10.22%		2/15/2022	2/15/2027		759,013	759,013	759,013	0.47%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.60%		2/15/2022	2/15/2027		1,667,696	1,658,976	1,667,696	1.03%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	10.60%		2/15/2022	2/15/2027		650,853	647,450	650,853	0.40%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	693,648	0.43%
Total											$9,105,932	$9,321,494	5.75%
iNovex Information Systems Incorporated	(4)								Columbia, MD
Term Loan	(5)	First Lien	1M SOFR+5.25%	1.00%	9.63%		12/17/2024	12/17/2030	Services: Business	$3,404,596	$3,353,527	$3,353,527	2.07%
Revolver	(5)	First Lien	1M SOFR+5.25%	1.00%	9.61%		12/17/2024	12/17/2030		383,580	383,580	377,826	0.23%
Total											$3,737,107	$3,731,353	2.30%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.03%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$3,519,931	$3,481,488	$3,502,331	2.16%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+6.50%	1.00%	11.03%		6/6/2022	6/6/2027		2,250,448	2,225,870	2,239,196	1.38%
Gauge Vimergy Coinvest, LLC Units		Equity					6/6/2022			178	175,035	56,195	0.03%
Total											$5,882,393	$5,797,722	3.57%
Luxium Solutions, LLC									Deerfield Beach, OH
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027	High Tech Industries	$1,433,148	$1,414,887	$1,425,982	0.88%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027		916,275	904,600	911,694	0.56%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027		610,277	602,502	607,226	0.37%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027		390,177	385,206	388,226	0.24%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027		296,262	294,304	294,781	0.18%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027		189,414	188,162	188,467	0.12%
Total											$3,789,661	$3,816,376	2.35%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.48%		9/2/2022	9/2/2027	Consumer Goods: Durable	$5,078,735	$5,033,025	$5,078,735	3.13%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	1.00%	10.48%		9/2/2022	9/2/2027		3,247,060	3,217,836	3,247,060	2.00%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	312,361	0.19%
Total											$8,562,343	$8,638,156	5.32%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	1M SOFR+7.00%	1.00%	11.34%	0.00%	12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$2,293,054	$2,247,083	$2,224,262	1.37%
Term Loan	(5)	First Lien	1M SOFR+7.50%	1.00%	0.00%	11.84%	12/30/2022	12/30/2028		573,263	561,770	556,065	0.34%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.00%	1.00%	11.34%	0.00%	12/30/2022	12/30/2028		1,466,051	1,436,660	1,422,069	0.88%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.50%	1.00%	0.00%	11.84%	12/30/2022	12/30/2028		366,513	359,165	355,518	0.22%
BC Partners Glengarry Co-Investment LP Class 1 Interests	(9)	Equity					7/7/2023			461,351	461,351	251,111	0.15%
Total											$5,066,029	$4,809,025	2.96%
MBH Management LLC	(4)								Washington, DC
Term Loan	(5)	First Lien	1M SOFR+5.25%	1.50%	9.61%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$3,883,303	$3,807,590	$3,807,590	2.34%
MBH Parent, LLC Common Units	(5)	Equity					11/15/2024			370,083	370,083	370,083	0.23%
Total											$4,177,673	$4,177,673	2.57%
MedLearning Group, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$1,064,090	$1,046,267	$1,048,129	0.65%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		680,320	668,925	670,115	0.41%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		623,710	613,263	614,354	0.38%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		398,765	392,086	392,784	0.24%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		509,275	500,766	501,636	0.31%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		325,602	320,162	320,718	0.20%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		198,071	196,090	195,100	0.12%
Total											$3,737,559	$3,742,836	2.31%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.08%		12/21/2023	12/21/2028	Capital Equipment	$810,848	$797,169	$806,794	0.50%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	2.00%	10.08%		12/21/2023	12/21/2028		518,411	509,665	515,819	0.32%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.08%		12/21/2023	12/21/2028		2,974,921	2,947,434	2,960,046	1.82%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	307,992	0.19%
Total											$4,520,330	$4,590,651	2.83%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+5.75%	1.00%	10.21%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$2,056,446	$2,044,040	$2,056,446	1.27%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.75%	1.00%	10.21%		4/4/2022	4/3/2028		1,314,777	1,306,845	1,314,777	0.81%
Term Loan	(5)	First Lien	1M SOFR+5.75%	1.00%	10.22%		11/20/2024	4/3/2028		1,893,219	$1,883,945	$1,893,219	1.17%
Total											$5,234,830	$5,264,442	3.25%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monarch Behavioral Therapy, LLC	(4)								Addison, TX
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.36%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$3,193,396	$3,134,008	$3,161,462	1.95%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	9.36%		6/6/2024	6/6/2030		2,041,680	2,003,711	2,021,263	1.24%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	9.34%		6/6/2024	6/6/2030		28,106	28,106	27,825	0.02%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.36%		6/6/2024	6/6/2030		297,667	294,740	294,690	0.18%
BI Investors, LLC Class A Units	(9)	Equity					6/6/2024			3,333	330,352	337,585	0.21%
Total											$5,790,917	$5,842,825	3.60%
Monitorus Holding, LLC	(6)								London, UK
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	11.59%		5/24/2022	5/24/2027	Media: Diversified & Production	$4,040,944	$4,020,545	$4,000,535	2.46%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	1.00%	11.59%		5/24/2022	5/24/2027		2,460,857	2,448,434	2,436,248	1.50%
Revolver	(5)	First Lien	3M SOFR+7.00%	1.00%	11.59%		5/24/2022	5/24/2027		€1,332,835	1,449,009	1,434,519	0.88%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	11.59%		5/24/2022	5/24/2027		€2,367,791	2,389,837	2,365,939	1.46%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	1.00%	11.59%		5/24/2022	5/24/2027		€1,441,939	1,455,365	1,440,811	0.89%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	11/15/2023	3/31/2025		€17,687	18,987	18,233	0.01%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	3/1/2024	6/30/2025		€35,907	38,983	37,015	0.02%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	9/30/2024	12/21/2025		€34,111	38,136	35,165	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Total											$12,153,794	$12,093,869	7.42%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	10.61%		8/3/2023	8/3/2029	Construction & Building	$1,221,241	$1,198,495	$1,215,135	0.75%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.50%	10.61%		8/3/2023	8/3/2029		780,794	766,252	776,890	0.48%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	10.61%		8/3/2023	8/3/2029		776,938	769,348	773,053	0.48%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	168,606	0.10%
Total											$2,941,848	$2,933,684	1.81%
Norplex Micarta Acquisition, Inc.	(4)								Postville, IA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.84%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$3,642,977	$3,571,990	$3,571,990	2.20%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	9.84%		10/31/2024	10/31/2029		2,329,117	2,283,732	2,283,732	1.41%
Norplex Micarta Parent, LP Preferred Units		Equity					10/31/2024			427,155	427,155	427,155	0.26%
Total											$6,282,877	$6,282,877	3.87%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	11.33%		11/16/2022	11/16/2027	Services: Business	$4,693,788	$4,632,507	$4,693,788	2.89%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	1.75%	11.33%		11/16/2022	11/16/2027		1,825,362	1,801,530	1,825,362	1.12%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	545,729	0.34%
Total											$6,769,536	$7,064,879	4.35%
Pearl Media Holdings, LLC	(11)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	10.73%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$1,418,003	$1,401,171	$1,403,823	0.86%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	2.00%	10.73%		8/31/2022	8/31/2027		906,592	895,831	897,526	0.55%
Total											$2,297,002	$2,301,349	1.41%
Red's All Natural, LLC									Franklin, TN
Last Out Term Loan	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	9.88%		1/31/2023	1/31/2029	Beverage & Food	$2,413,968	$2,377,449	$2,413,968	1.49%
Last Out Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	9.88%		1/31/2023	1/31/2029		1,543,357	1,520,009	1,543,357	0.95%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	367,582	0.23%
Total											$4,216,456	$4,324,907	2.67%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.22%		5/1/2023	8/2/2027	High Tech Industries	$2,952,655	$2,912,707	$2,952,655	1.82%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	11.22%		5/1/2023	8/2/2027		1,148,255	1,132,719	1,148,255	0.71%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.22%		5/1/2023	8/2/2027		178,437	178,437	178,437	0.11%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	101,428	0.06%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	62,420	0.04%
Total											$4,417,728	$4,443,195	2.74%
Said Intermediate, LLC	(4)								Boston, MA
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.86%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$3,531,345	$3,465,596	$3,478,375	2.14%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.86%		6/13/2024	6/13/2029		2,257,745	2,215,709	2,223,879	1.37%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity					6/13/2024			663	272,727	225,635	0.14%
FCP-Said Holdings, LLC Class A Common Shares		Equity					6/13/2024			625	-	-	0.00%
Total											$5,954,032	$5,927,889	3.65%
Service Minds Company, LLC	(12)								Bradenton, FL
Term Loan	(5)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	2/7/2022	2/7/2028	Services: Consumer	$2,442,617	$2,416,387	$1,502,209	0.93%
Revolver	(5)(15)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	2/7/2022	2/7/2028		540,111	540,111	332,168	0.20%
Revolver	(5)(15)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	9/30/2024	2/7/2028		130,760	130,760	130,760	0.08%
Revolver	(5)(15)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	9/13/2024	2/7/2028		129,317	129,317	129,317	0.08%
Revolver	(5)(15)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	11/12/2024	2/7/2028		290,964	290,964	290,964	0.18%
Delayed Draw Term Loan	(5)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	2/7/2022	2/7/2028		1,642,692	1,632,446	1,010,256	0.62%
Total											$5,139,985	$3,395,674	2.09%
Teckrez, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	11.21%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$1,062,600	$1,048,256	$1,057,287	0.65%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.75%	2.00%	11.21%		5/24/2024	11/30/2028		679,367	670,197	675,970	0.42%
Revolver	(5)	First Lien	1M SOFR+6.75%	2.00%	11.21%		5/24/2024	11/30/2028		293,260	293,260	291,794	0.18%
HH-Teckrez Parent, LP Preferred Units		Equity					5/24/2024			36,658	36,658	51,724	0.03%
Total											$2,048,371	$2,076,775	1.28%
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.93%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$2,881,663	$2,825,400	$2,881,663	1.77%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.93%		8/7/2023	8/7/2028		1,842,375	1,806,404	1,842,375	1.13%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.93%		9/30/2024	8/7/2028		365,337	358,403	365,337	0.22%
BV HGI Holdings, L.P. Class A Units	(5)	Equity					8/7/2023			264,885	264,885	206,031	0.13%
Total											$5,255,092	$5,295,406	3.25%
Tiger 21, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	9.32%		12/30/2024	12/30/2030	Services: Consumer	$6,621,997	$6,489,558	$6,489,558	4.00%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity					12/30/2024			376	376,429	376,429	0.23%
Total											$6,865,987	$6,865,987	4.23%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.48%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$3,415,461	$3,391,719	$3,295,920	2.03%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	1.00%	10.48%		4/1/2022	12/31/2026		2,183,656	2,168,476	2,107,228	1.30%
Total											$5,560,195	$5,403,148	3.33%
TriplePoint Acquisition Holdings LLC	(4)								Columbus, OH
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.83%		5/31/2024	5/31/2029	Construction & Building	$3,041,859	$2,986,480	$3,026,650	1.86%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.83%		5/31/2024	5/31/2029		1,182,945	1,161,409	1,177,030	0.72%
TriplePoint Holdco LLC Class A Units	(9)	Equity					5/31/2024			442,295	435,835	755,460	0.47%
Total											$4,583,724	$4,959,140	3.05%
USDTL AcquisitionCo, Inc.	(4)								Des Plaines, IL
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.58%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$1,563,778	$1,532,814	$1,532,814	0.94%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.50%	9.58%		12/9/2024	12/9/2030		269,194	269,194	263,864	0.16%
USDTL Holdings, LLC Preferred Units		Equity					12/9/2024			92	92,427	92,428	0.06%
Total											$1,894,435	$1,889,106	1.16%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
WER Holdings, LLC	(4)								Sugar Hill, GA
Term Loan	(5)	First Lien	6M SOFR+5.50%	1.00%	9.95%		4/11/2024	4/11/2030	Services: Business	$787,844	$773,501	$776,026	0.48%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.50%	1.00%	9.95%		4/11/2024	4/11/2030		306,384	300,806	301,788	0.19%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	9.83%		4/11/2024	4/11/2030		54,442	54,442	53,625	0.03%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.87%		4/11/2024	4/11/2030		335,259	331,920	330,230	0.20%
Blade Landscape Investments, LLC Class A Units		Equity					4/11/2024			733	73,300	78,174	0.05%
Total											$1,533,969	$1,539,843	0.95%
Total Non-controlled, non-affiliated investments											$297,791,269	$300,732,065	185.19%
Total Investments											$297,791,269	$300,732,065	185.19%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(138,344,185)	(85.19)%
NET ASSETS												$162,387,880	100.00%
(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At December 31, 2024, the Company had the following outstanding revolver and delayed draw term loan commitments:

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	1,993,987	0.50%	June 5, 2028
2X LLC	Delayed Draw Term Loan	2,828,649	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
AGT Robotique Inc.	Revolver	1,210,120	0.50%	June 22, 2029
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	556,928	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Bart & Associates, LLC	Revolver	707,263	0.50%	August 16, 2030
Bart & Associates, LLC	Delayed Draw Term Loan	4,624,972	1.00%	August 16, 2030
Carolinas Buyer, Inc.	Delayed Draw Term Loan	1,439,876	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	1,119,158	0.50%	December 20, 2030
Cerebro Buyer, LLC	Delayed Draw Term Loan	510,498	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	144,416	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	408,663	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	660,469	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	452,923	0.50%	July 29, 2027
Equine Network, LLC	Revolver	70,639	0.50%	May 22, 2028
Eskola LLC**	Delayed Draw Term Loan	2,684,592	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	196,627	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	395,630	0.50%	April 1, 2029
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	254,005	1.00%	March 12, 2029
Florachem Corporation	Revolver	623,985	0.50%	April 29, 2028
Guidant Corp.	Revolver	810,176	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	24,902	0.50%	December 17, 2026
Impact Home Services LLC	Delayed Draw Term Loan	869,871	1.00%	April 28, 2028
Inoapps Bidco, LLC	Revolver	189,753	0.50%	February 15, 2027
iNovex Information Systems Incorporated	Revolver	986,350	0.50%	December 17, 2030
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	1,536,470	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	204,593	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	1,337,795	1.00%	November 15, 2029
MBH Management LLC	Revolver	772,104	0.50%	November 15, 2029

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

MedLearning Group, LLC	Delayed Draw Term Loan	792,284	1.00%	December 30, 2027
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	545,250	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	534,008	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	521,873	1.00%	August 3, 2029
Norplex Micarta Acquisition, Inc.	Revolver	1,822,665	0.50%	October 31, 2029
RIA Advisory Borrower, LLC	Revolver	504,851	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Teckrez, LLC	Revolver	293,260	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tiger 21, LLC	Revolver	1,513,228	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,061,509	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	589,727	0.50%	May 31, 2029
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	2,635,854	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	1,076,774	0.50%	December 9, 2030
WER Holdings, LLC***	Revolver	108,884	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	209,057	1.00%	April 11, 2030
	Total Unfunded Commitments	$56,936,322

* Included in this investment is Line of Credit in the amount of $71,794, with LOC rate of 5.25% and a maturity of July 1, 2028.

** This investment is a last-out delayed draw term loan with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

*** Included in this investment is Line of Credit in the amount of $16,703, with LOC rate of 5.50% and a maturity of April 11, 2030.

(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 92.0% of the Company’s total assets as of December 31, 2024.
(7)	This loan is a unitranche investment.
(8)	This loan is a last-out term loan with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.
(11)	Excluded from this investment is an undrawn revolver commitment in an amount not to exceed $696,773, with an unfunded rate of 0.50% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(12)	Investment has been on non-accrual since August 21, 2024.
(13)	This loan is convertible to common units at maturity at the election of the majority of holders.
(14)	Excluded from this investment is an undrawn revolver commitment in an amount not to exceed $128,780, with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(15)	The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028. As of December 31, 2024, there was no undrawn revolver commitment.

Abbreviation Legend

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		6/5/2023	6/5/2028	Services: Business	$2,499,197	$2,442,057	$2,474,205	2.29%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		10/31/2023	6/5/2028		$658,122	$642,630	$651,541	0.60%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	503,611	550,900	0.51%
Total											$3,588,298	$3,676,646	3.40%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	11.35%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$5,719,319	$5,606,307	$5,606,307	5.19%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	437,006	0.40%
Total											$6,043,313	$6,043,313	5.59%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.60%		3/31/2023	3/31/2028	Services: Business	$3,708,325	$3,626,235	$3,708,325	3.43%
AR-USA Holdings, LLC Class A Units		Equity					3/31/2023			91	91,031	141,963	0.13%
Total											$3,717,266	$3,850,288	3.56%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	10.87%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$7,096,787	$6,976,253	$6,990,335	6.47%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	11.24%		12/5/2023	7/1/2029		$1,152,465	$1,129,656	$1,135,178	1.05%
Ishtar Co-Invest-B LP Partnership Interests	(9)	Equity					7/1/2022			298,251	164,180	769,517	0.71%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	85,213	219,859	0.20%
Total											$8,355,302	$9,114,889	8.43%
Archer Systems, LLC									Houston, TX
CF Arch Holdings LLC Class A Units		Equity					8/10/2022		Services: Business	496,967	496,967	752,642	0.70%
Total											$496,967	$752,642	0.70%
Axis Portable Air, LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.25%		4/17/2023	3/22/2028	Capital Equipment	$854,937	$839,636	$854,937	0.79%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.25%		3/22/2022	3/22/2028		1,344,512	1,333,714	1,344,512	1.24%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.25%		11/3/2022	3/22/2028		4,115,854	4,115,854	4,115,854	3.81%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	357,545	0.33%
Total											$6,441,865	$6,672,848	6.17%
Baker Manufacturing Company, LLC									Evansville, IN
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.00%	11.42%		7/5/2022	7/5/2027	Capital Equipment	$6,097,236	$6,003,785	$6,066,750	5.62%
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022			330,978	330,978	380,730	0.35%
Total											$6,334,763	$6,447,480	5.97%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	442,307	594,575	0.55%
Total											$442,307	$594,575	0.55%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+6.75%	1.00%	12.21%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$2,098,145	$2,050,706	$2,098,145	1.94%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	36,889	0.03%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity					3/15/2023			184,925	184,925	199,847	0.19%
Total											$2,269,766	$2,334,881	2.16%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		2/24/2022	2/7/2027	Services: Business	$4,631,802	$4,600,434	$4,562,325	4.22%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		6/24/2022	2/7/2027		451,225	447,963	444,457	0.41%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	12.66%		3/27/2023	2/7/2027		648,122	642,669	638,400	0.59%
Revolver	(5)	First Lien	3M SOFR+7.00%	2.00%	12.60%		2/24/2022	2/7/2027		262,574	262,574	258,635	0.24%
Total											$5,953,640	$5,903,817	5.46%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		8/2/2023	8/2/2028	Environmental Industries	$5,915,156	$5,776,190	$5,796,853	5.37%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.89%		8/2/2023	8/2/2028		973,008	973,008	953,548	0.88%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,081	208,069	187,947	0.17%
Total											$6,957,267	$6,938,348	6.42%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	12.00%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$9,414,466	$9,258,376	$9,414,466	8.71%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	12.02%		11/22/2022	11/22/2027		184,317	184,317	184,317	0.17%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	537,715	0.50%
Total											$9,987,472	$10,136,498	9.38%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.85%		6/30/2023	6/30/2028	High Tech Industries	$4,735,553	$4,647,927	$4,688,197	4.34%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	562,891	0.52%
Total											$5,133,145	$5,251,088	4.86%
Curion Holdings, LLC									Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.00%	12.25%		7/29/2022	7/29/2027	Services: Business	$3,507,255	$3,453,759	$3,454,646	3.20%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.00%	12.25%		7/29/2022	7/29/2027		1,275,886	1,275,886	1,256,748	1.16%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	418,570	0.39%
Total											$5,073,174	$5,129,964	4.75%
EHI Buyer, Inc.	(4)								Grand Prarie, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	11.85%		7/31/2023	7/31/2029	Environmental Industries	$2,813,633	$2,746,670	$2,757,360	2.55%
EHI Group Holdings, L.P.		Equity					7/31/2023			492	492,017	501,798	0.46%
Total											$3,238,687	$3,259,158	3.01%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028	Services: Consumer	$2,680,155	$2,618,072	$2,666,754	2.47%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028		176,599	176,599	175,716	0.16%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.11%		5/22/2023	5/22/2028		222,370	222,370	221,258	0.20%
Total											$3,017,041	$3,063,728	2.83%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	12.13%		12/7/2023	12/7/2028	Services: Business	$5,156,250	$5,054,338	$5,054,338	4.68%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	266,927	0.25%
Total											$5,321,265	$5,321,265	4.93%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.46%		3/16/2022	3/16/2027	High Tech Industries	$3,921,300	$3,880,744	$3,921,300	3.63%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	168,003	0.16%
Total											$4,048,747	$4,089,303	3.79%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$1,245,862	$1,226,455	$1,233,403	1.14%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028		436,790	436,790	432,422	0.40%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	12.00%		4/29/2022	4/29/2028		530,282	530,282	524,979	0.49%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	207,020	0.19%
Total											$2,354,810	$2,397,824	2.22%
Green Intermediateco II, Inc.									Irvine, CA
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	12.11%		8/8/2023	8/8/2028	High Tech Industries	$6,345,855	$6,196,707	$6,218,938	5.76%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	12.11%		8/8/2023	8/8/2028		1,634,349	1,614,433	1,601,662	1.48%
Green Topco Holdings, LLC Class A Units		Equity					8/8/2023			194,512	194,512	194,981	0.18%
Total											$8,005,652	$8,015,581	7.42%
Heartland Business Systems, LLC	(4)								Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.75%		8/26/2022	8/26/2027	High Tech Industries	$3,170,553	$3,121,133	$3,170,553	2.94%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	11.75%		8/26/2022	8/26/2027		3,291,281	3,261,388	3,291,281	3.05%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	137,144	398,792	0.37%
Total											$6,519,665	$6,860,626	6.36%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026	Services: Business	$8,077,439	$8,024,795	$7,996,665	7.39%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026		993,209	993,209	983,277	0.91%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		2/1/2022	12/17/2026		196,214	194,774	194,252	0.18%
Total											$9,212,778	$9,174,194	8.48%
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		4/28/2023	4/28/2028	Services: Consumer	$2,667,021	$2,607,075	$2,627,016	2.43%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		6/30/2023	4/28/2028		$121,228	$118,434	$119,410	0.11%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		10/11/2023	4/28/2028		$243,066	$237,238	$239,420	0.22%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		4/28/2023	4/28/2028		607,105	607,105	597,998	0.55%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			183	183,490	120,714	0.11%
Total											$3,753,342	$3,704,558	3.42%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.39%		2/15/2022	2/15/2027	High Tech Industries	$5,607,211	$5,531,649	$5,579,175	5.16%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	11.22%		2/15/2022	2/15/2027		379,507	379,507	377,609	0.35%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	11.39%		2/15/2022	2/15/2027		2,342,268	2,325,108	2,330,557	2.16%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	642,989	0.60%
Total											$8,779,836	$8,930,330	8.27%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.93%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$5,924,256	$5,837,312	$5,835,392	5.40%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	11.96%		6/6/2022	6/6/2027		224,067	224,067	220,706	0.20%
Gauge Vimergy Coinvest, LLC Units	(9)	Equity					6/6/2022			178	175,035	57,603	0.05%
Total											$6,236,414	$6,113,701	5.65%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		9/2/2022	9/2/2027	Consumer Goods: Durable	$9,284,522	$9,175,573	$9,238,099	8.55%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		9/2/2022	9/2/2027		717,020	717,020	713,435	0.66%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	300,679	0.28%
Total											$10,204,075	$10,252,213	9.49%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	12.35%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,721,143	$4,601,315	$4,673,932	4.33%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			461,351	461,351	383,570	0.36%
Total											$5,062,666	$5,057,502	4.69%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	11.12%		12/21/2023	12/21/2028	Capital Equipment	$1,342,685	$1,315,831	$1,315,831	1.22%
Revolver	(5)	First Lien	3M SOFR+5.75%	2.00%	11.12%		12/21/2023	12/21/2028		99,464	99,464	97,475	0.09%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	266,062	0.25%
Total											$1,681,357	$1,679,368	1.56%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+6.00%	1.00%	11.46%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$3,769,183	$3,740,650	$3,769,183	3.49%
Total											$3,740,650	$3,769,183	3.49%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monitorus Holding, LLC	(6)		0.00%						London, UK
Term Loan		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$6,179,978	$6,135,361	$6,118,178	5.66%
Revolver		First Lien	14.0%		10.00%	4.00%	5/24/2022	5/24/2027		€1,263,890	1,374,053	1,360,312	1.26%
Delayed Draw Term Loan		First Lien	14.00%		10.00%	4.00%	5/24/2022	5/24/2027		€3,621,158	3,654,874	3,618,325	3.35%
Sapphire Aggregator S.a r.l. Convertible Bonds		Unsecured	8.0%		0.00%	8.0%	11/15/2023	3/31/2025		1,622,524	17,417	17,730	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	39,559	0.04%
Total											$11,476,203	$11,470,576	10.65%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	11.61%		8/3/2023	8/3/2029	Construction & Building	$2,022,258	$1,978,925	$1,991,924	1.84%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			195	194,900	191,924	0.18%
Total											$2,173,825	$2,183,848	2.02%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	12.35%		11/16/2022	11/16/2027	Services: Business	$6,736,977	$6,625,141	$6,736,977	6.24%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	387,917	0.36%
Total											$6,960,640	$7,124,894	6.60%
Pearl Media Holdings, LLC	(4)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	11.75%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$2,589,414	$2,549,065	$2,550,573	2.36%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.50%	11.75%		8/31/2022	8/31/2027		162,580	162,580	160,141	0.15%
Total											$2,711,645	$2,710,714	2.51%
Peltram Plumbing Holdings, LLC	(4)								Auburn, WA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		2/1/2022	12/30/2026	Construction & Building	$6,818,700	$6,740,807	$6,818,700	6.31%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.85%		2/1/2022	12/30/2026		529,986	529,986	529,986	0.49%
Total											$7,270,793	$7,348,686	6.80%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+6.00%	1.50%	12.57%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$3,967,268	$3,896,600	$3,947,432	3.65%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	263,073	0.24%
Total											$4,215,598	$4,210,505	3.89%
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	12.03%		5/1/2023	8/2/2027	High Tech Industries	$4,142,649	$4,069,867	$4,121,936	3.82%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	12.03%		5/1/2023	8/2/2027		186,246	186,246	185,315	0.17%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	90,200	0.08%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	62,420	0.06%
Total											$4,449,978	$4,459,871	4.13%
Service Minds Company, LLC	(4)								Bradenton, FL
Term Loan	(5)	First Lien	3M SOFR+7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028	Services: Consumer	$2,397,358	$2,362,594	$2,025,768	1.88%
Revolver	(5)	First Lien	3M SOFR+7.50%	1.00%	11.04%	2.00%	2/7/2022	2/7/2028		583,649	583,649	493,183	0.46%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028		1,642,887	1,629,511	1,388,240	1.29%
Total											$4,575,754	$3,907,191	3.63%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	11.70%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$4,771,876	$4,659,797	$4,700,298	4.35%
BV HGI Holdings, L.P. Class A Units		Equity					8/7/2023			264,885	264,885	254,991	0.24%
Total											$4,924,682	$4,955,289	4.59%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	11.50%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$5,841,952	$5,783,110	$5,666,693	5.25%
Total											$5,783,110	$5,666,693	5.25%
Total Non-controlled, non-affiliated investments											$206,513,758	$208,574,078	193.08%
Net Investments											$206,513,758	$208,574,078	193.08%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(100,552,056)	(93.08)%
NET ASSETS												$108,022,022	100.00%
(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”)

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(4)	At December 31, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments of, which had no unrealized appreciation or depreciation on the outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$2,278,843	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
American Refrigeration, LLC	Delayed Draw Term Loan	482,132	1.00%	March 31, 2028
Amika OpCo LLC	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Axis Portable Air, LLC	Delayed Draw Term Loan	2,500,000	1.00%	March 22, 2028
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	525,148	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	1,946,015	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	2,609,627	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	737,268	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
EHI Buyer, Inc.	Revolver	3,149,231	0.50%	July 31, 2029
EHI Buyer, Inc.	Delayed Draw Term Loan	1,410,343	1.00%	July 31, 2029
Equine Network, LLC	Revolver	35,320	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	148,618	1.00%	May 22, 2028
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
Florachem Corporation	Revolver	1,435,166	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	3,316,153	0.50%	August 26, 2027
HV Watterson Holdings, LLC	Revolver	248,302	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	1,567,506	1.00%	December 17, 2026
Impact Home Services LLC	Revolver	128,780	0.50%	April 28, 2028
Inoapps Bidco, LLC	Revolver	569,260	0.50%	February 15, 2027
Lightning Intermediate II, LLC	Revolver	522,823	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	819,451	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	388,726	0.50%	December 30, 2027
Michelli, LLC	Revolver	895,177	0.50%	December 21, 2028
Michelli, LLC	Delayed Draw Term Loan	2,983,923	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,304,682	1.00%	August 3, 2029
Pearl Media Holdings, LLC	Revolver	534,193	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	3,594,043	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	353,324	0.50%	December 30, 2026
RIA Advisory Borrower, LLC	Revolver	497,042	0.50%	August 2, 2027
Service Minds Company, LLC	Revolver	64,659	0.50%	February 7, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026
	Total Unfunded Commitments	$49,348,063
(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.6% of the Company’s total assets as of December 31, 2023.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducting organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies (“ASC Topic 946”). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company, is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) and a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital Management”), and an investment adviser that is registered with the is registered with the SEC under the Advisers Act. Stellus Capital Management serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). Stellus Capital Management, may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As of December 31, 2024, the Company has issued a total of 11,221,167 common shares of beneficial interest in connection with draw downs of $130,000,000 of outstanding capital commitments, share purchases of $35,715,000 from investors through an immediate share issuance subscription agreement, and $2,350,168 from dividend reinvestments pursuant to our dividend reinvestment plan (“DRIP”) for total contributed capital of $168,065,168.

On August 15, 2024, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the common shares of beneficial interest outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. As of December 31, 2024, the Company repurchased 506,072 common shares of beneficial interest at a weighted average purchase price of $15.15.

On February 11, 2022, the Company formed PBDC Consolidated Blocker (the “Taxable Subsidiary”), which is structured as a Delaware limited liability company that is classified as a corporation for U.S. federal income tax purposes, to hold equity or equity-like investments in portfolio companies that are not treated as corporations for U.S. federal income tax purposes, such as certain limited liability companies or other entities or arrangements that are treated as pass-through entities for U.S. federal income tax purposes. The Taxable Subsidiary is consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by the Taxable Subsidiary are included in the consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States., (ii) is not an investment company that are wholly owned subsidiaries of a BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250 million or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

The Company’s investment objective is to maximize the total return to its shareholders in the form of current income and capital appreciation through debt and related equity investments in lower middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and unsecured debt financing, with corresponding equity co-investments. The Company sources investments primarily through the extensive network of relationships that the principals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical,

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

Cash and Cash Equivalents

As of December 31, 2024, cash balances totaling $1,951,984 exceeded Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000 by $1,701,984. In addition, as of December 31, 2024, the Company held cash equivalents of $192,132 in money market mutual funds, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain money market mutual funds, U.S. Treasury Bills, and other high-quality, short-term debt securities as cash equivalents.

Fair Value Measurements

We account for all of our financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as receivables and payables approximate the fair value of these items due to the short maturity of these instruments. These are considered Level 2 in the fair value hierarchy. The carrying values of our Credit Facilities (defined below) approximates fair value because the interest rates adjusts to the market interest rates (Level 3 classification). Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facilities. See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. However, we consolidated the results of the Taxable Subsidiary and PBDC SPV. All intercompany balances have been eliminated upon consolidation.

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

December 31, 2024

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

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering expenses and included on the Statements of Assets and Liabilities and amortized over a twelve-month period from Commencement of Operations. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to a private offering.

Investments

Rule 2a-5 under the 1940 Act allows the Company’s Board of Trustees (the “Board”) to designate a valuation designee (the “Valuation Designee ”) to perform the fair value determination responsibilities, subject to certain conditions, including continued board of directors’ oversight and creates a framework for the determination of the fair value of a fund’s investment in order to establish a standard baseline valuation practice across all funds. Determination of fair value in good faith requires, among other things, assessment and management of material valuation risks, the establishment and consistent application of appropriate methodologies for calculating fair value (including regular review of which methodologies have been selected and monitoring for circumstances that require fair value), the regular testing of the established fair value methodologies, and the evaluation and oversight of any pricing services used. The Board has amended its valuation policy in accordance with the requirements of Rule 2a-5 and Rule 31a-4. The Board has not elected to designate a Valuation Designee.

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Section 2(a)(41)of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith under procedures adopted by a BDC's board. Under procedures approved by our Board, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. Payment-in-kind (“PIK”) interest, represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. We will not accrue any form of interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

A presentation of the interest income we have received from portfolio companies for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Loan interest	$26,012,750	$21,236,226	$7,288,643
PIK interest	1,059,816	129,990	—
Fee amortization income(1)	1,202,481	805,789	407,489
Fee income acceleration(2)	285,094	588,664	108,651
Total Interest Income	$28,560,141	$22,760,669	$7,804,783
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of income. As of December 31, 2024, the Company had one loan on non-accrual status, which represented approximately 1.8% of the Company’s loan portfolio at cost and 1.2% at fair value. As of December 31, 2024, $89,992 of income from investments on non-accrual has not been accrued. As of December 31, 2023, the Company had no loans on non-accrual status. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

Foreign currency amounts are translated into US Dollars on the following basis:

●	fair value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of the period; and
●	purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such investment transactions, income or expenses.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

U.S. Federal Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under subchapter M of the Code. To qualify as a RIC, among other things, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of the amount by which our capital gains exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (iii) certian undistributed amounts from previous years on which we paid no federal income tax, or the “Excise Tax Avoidance Requirement.” The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to shareholders To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2024, the Company estimates that it has $647,253 of undistributed taxable income that was carried forward toward distributions to be paid in 2025.

Current income tax expense for the years ended December 31, 2024, 2023 and 2022 of $32,183, $44,925 and $7,471,respectively are related to federal and state income taxes and federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of December 31, 2024, 2023 and 2022, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the years ended December 31, 2024, 2023 and 2022.

The Taxable Subsidiary is a direct wholly-owned subsidiary of the Company that has elected to be a treated as a corporation for U.S. federal income tax purposes, and as a result, the income of the Taxable Subsidiary is subject to U.S. federal income tax imposed at corporate rates. The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies that are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source-of-income” requirements contained in RIC provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

For the year ended December 31, 2024, 2023 and 2022, the Company recorded deferred income tax provision of ($91,591), ($167,865) and $0 related to the Taxable Subsidiary, respectively. As of December 31, 2024 and 2023, the Company had a net deferred tax liability of $259,455 and $167,865, respectively.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of common shares of beneficial interest outstanding for the period. The Company has no Common Share equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts.

Paid In Capital

The Company records the proceeds from the sale of its common shares of beneficial interest on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.

Distributable Earnings

The components that make up total distributable loss on the Statements of Assets and Liabilities as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Accumulated net realized gain from investments, net of cumulative dividends of $254,817 and $0, respectively	$386,329	$641,146
Net realized gain on foreign currency translations	113,882	83,234
Net unrealized appreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $259,455 and $167,865, respectively	2,674,418	1,859,775
Net unrealized appreciation on foreign currency translations	6,923	32,680
Accumulated undistributed net investment (loss) income	(384,258)	524,118
Total distributable earnings	$2,797,294	$3,140,953

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this annual report on Form 10-K. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the Company’s Consolidated Financial Statements and the notes thereto.

See Note 12 to the Consolidated Financial Statements contained herein for further discussion regarding recently issued accounting standards.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes the impact of the recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until September 30, 2024. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the year ended December 31, 2024, the Company accrued management fees of $3,469,835 of which $2,821,686 have been waived by the Advisor pursuant to the terms of the Advisory Agreement and voluntary waiver extension which expired on September 30, 2024. For the year ended December 31, 2023, the Company accrued management fees of $2,833,601, all of which have been waived by the Advisor pursuant to the terms of the Advisory Agreement. The base management fees that have been waived by the Advisor are not subject to recoupment. The base management fee are payable quarterly in arrears and be appropriately prorated for any partial quarter.

As of December 31, 2024 and December 31, 2023, $648,149 and $0, respectively, was payable to the Advisor.

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

December 31, 2024

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

For the years ended December 31, 2024, 2023 and 2022, the Company accrued income-based incentive fees of $2,602,793, $2,097,153 and $686,398, respectively. For the years ended December 31, 2024, 2023 and 2022, $867,598, $699,052 and $228,800 of income-based incentive fees accrued were waived pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange. As of December 31, 2024 and 2023, $67,926 and $8,085, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

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

U.S. GAAP requires that the accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following tables summarize the components of the incentive fees discussed above:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Investment income incentive fees incurred	$2,602,793	$2,097,153	$686,398
Capital gains incentive fees incurred	44,545	261,684	—
Income incentive fee waiver	(867,598)	(699,052)	(228,800)
Incentive fees expense	$1,779,740	$1,659,785	$457,598

	December 31, 2024	December 31, 2023
Investment income incentive fee currently payable	$384,260	$431,769
Investment income incentive fee deferred	67,926	8,085
Capital gains incentive fee deferred	306,229	261,684
Incentive fee payable	$758,415	$701,538

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

For the years ended December 31, 2024, 2023 and 2022, the Company recorded expense reimbursements of $564,621, $568,391 and $388,342, respectively.

Reimbursements made by the Advisor with respect to the Company, with the exception of management fee and incentive fee waivers, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such waivers and/or reimbursements occurred.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

For the years ended December 31, 2024, 2023 and 2022, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$157,933	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025
March 31, 2023	219,880	—	219,880	March 31, 2026
June 30, 2023	139,229	—	139,229	June 30, 2026
September 30, 2023	82,743	—	82,743	September 30, 2026
December 31, 2023	126,539	—	126,539	December 31, 2026
March 31, 2024	197,775	—	197,775	March 31, 2027
June 30, 2024	77,042	—	77,042	June 30, 2027
September 30, 2024	128,331	—	128,331	September 30, 2027
December 31, 2024	161,473	—	161,473	December 31, 2027
Totals	$1,521,354	$—	$1,521,354

The following tables summarize the components of the expenses reimbursed/fees waived by the Advisor included in the Consolidated Statement of Operations:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Management fee waiver	$2,821,685	$2,833,601	$1,335,054
Income incentive fee waiver	867,598	699,052	228,800
Expense support and conditional reimbursement	564,621	568,391	388,342
Expenses reimbursed/fees waived by Investment Advisor	$4,253,904	$4,101,044	$1,952,196

Trustees’ Fees

Each Independent Trustee of the Board is paid an annual board retainer of $50,000, payable in quarterly installments. The Company reimburses Independent Trustees for any out-of-pocket expenses related to their service as members of the Board. The Independent Trustees of the Board do not receive any stock-based compensation for their service as members of the Board. The Company’s trustees who are employed by Stellus Capital Management do not receive any compensation for their service as members of the Board. In addition, the Audit Committee Chairman is paid an additional annual retainer of $10,000.

For the years ended December 31, 2024, 2023 and and 2022, the Company recorded an expense relating to trustees’ fees of $160,000, $160,000 and $158,000. As of both December 31, 2024 and 2023, no trustees’ fees were payable to the Company’s trustees.

Co-Investment Pursuant to SEC Order

On May 9, 2022, the Company received an exemptive order (the “Order”) from the SEC that permits it to co-invest with investment funds managed by the Advisor and its affiliates where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting the Company to co-invest with other funds managed by the Advisor and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its and do not involve overreaching of

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

the Company or its shareholders on the part of any person concerned (2) the transaction is consistent with the interests of its shareholders and is consistent with the Company’s investment objectives and strategies. (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

License Agreement

The Company has entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, the Company has a right to use the “Stellus Capital” name for so long as the Advisor, Stellus Capital Management or one of their affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as the Advisory Agreement with the Advisor is in effect.

Administration Agreement

Under the Administration Agreement, Stellus Capital Management furnishes the Company with office facilities and equipment and will provide the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Stellus Capital Management also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, Stellus Capital Management assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, Stellus Capital Management also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance.

Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and his staff. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, Stellus Capital Management will be paid an additional amount based on the services provided, which shall not exceed the amount that the Company receives from such portfolio companies for providing this assistance. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. The Board approved the annual continuation of the Administration Agreement on January 6, 2025. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions, under the Administration Agreement the Company will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management.

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the years ended December 31, 2024, 2023 and 2022, the Company recorded expenses of $398,732, $322,198 and $140,534, relating to the Administration Agreement,

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

respectivly. As of December 31, 2024 and 2023, $105,086 and $93,007 remained payable to Stellus Capital Management under the Administration Agreement, respectively.

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board and recognized as distribution liabilities on the record date. The Company has historically made monthly or quarterly distributions to shareholders and expects to make monthly distributions to shareholders in the future. Distributions will be made to shareholders at such times and in such amounts as determined by the Company’s Board. Any distribution to shareholders will be declared out of assets legally available for distribution.

For the years ended December 31, 2024 and 2023, the Company has declared aggregate distributions of $1.98 and $1.82, respectively, per share on its common shares of beneficial interest. The distributions per share on a weighted average share basis in the Consolidated Statement of Operations includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The Company has declared aggregate distributions of $4.67 per share on its common shares of beneficial ownership interest since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024
January 13, 2024	January 15, 2024	January 31, 2024	$0.1666
January 13, 2024	February 1, 2024	February 29, 2024	$0.1666
January 13, 2024	March 1, 2024	March 29, 2024	$0.1666
April 3, 2024	April 5, 2024	April 30, 2024	$0.1666
April 3, 2024	May 1, 2024	May 31, 2024	$0.1666
April 3, 2024	June 1, 2024	June 28, 2024	$0.1666
June 26, 2024	July 1, 2024	July 31, 2024	$0.1666
June 26, 2024	August 1, 2024	August 30, 2024	$0.1666
June 26, 2024	September 2, 2024	September 30, 2024	$0.1666
October 10, 2024	October 10, 2024	October 31, 2024	$0.1600
October 10, 2024	November 1, 2024	November 29, 2024	$0.1600
October 10, 2024	December 2, 2024	December 31, 2024	$0.1600
Total			$4.67
(1)	Distributions for fiscal years 2022 through 2023 are shown in aggregate amounts.

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional common shares of beneficial interest unless they notify the plan administrator and the Company’s transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the plan administrator and the Company’s transfer agent and registrar in writing at least 5 business days prior to the distribution date fixed by the Board for such dividend. If such notice is received by the plan administrator and the Company’s transfer agent and registrar less than 5 business days prior to the relevant distribution date, then that dividend will be paid in the form of Common Shares and any subsequent dividends will be paid in cash.

The Company issued 110,945, 42,109 and 2,950 common shares of beneficial interest through the DRIP for the years ended December 31, 2024, 2023 and 2022, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

As of December 31, 2024, the Company has issued a total of 11,221,167 common shares of beneficial interest in connection with draw downs of $130,000,000 of outstanding capital commitments, share purchases of $35,715,000 from investors through an immediate share issuance subscription agreement, and $2,350,168 from dividend reinvestments for total contributed capital of $168,065,168. As of December 31, 2024, the Company had $265,152,500 in capital commitments, of which $106,937,318 remain undrawn.

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507	14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000	15.10
Dividend reinvestment	January 5, 2024	13,315	201,062	—	201,062	15.10
Immediate share issuance	January 30, 2024	117,897	1,793,210	6,790	1,800,000	15.21
Dividend reinvestment	January 31, 2024	4,938	75,104	—	75,104	15.21
Dividend reinvestment	February 29, 2024	5,133	78,073	—	78,073	15.21
Immediate share issuance	March 1, 2024	73,683	1,120,712	4,288	1,125,000	15.21
Immediate share issuance	March 28, 2024	40,936	622,624	2,376	625,000	15.21
Dividend reinvestment	April 1, 2024	5,717	86,960	—	86,960	15.21
Immediate share issuance	April 29, 2024	414,531	6,325,743	24,257	6,350,000	15.26
Dividend reinvestment	April 30, 2024	6,198	94,576	—	94,576	15.26
Capital draw down	May 22, 2024	1,310,616	20,000,000	—	20,000,000	15.26
Immediate share issuance	May 31, 2024	214,138	3,267,729	12,271	3,280,000	15.26
Dividend reinvestment	May 31, 2024	7,930	121,011	—	121,011	15.26
Immediate share issuance	June 26, 2024	65,283	996,220	3,780	1,000,000	15.26
Dividend reinvestment	June 28, 2024	8,086	123,392	—	123,392	15.26
Immediate share issuance	July 30, 2024	104,924	1,593,789	6,211	1,600,000	15.19
Dividend reinvestment	July 31, 2024	8,014	121,739	—	121,739	15.19
Immediate share issuance	August 27, 2024	49,182	747,086	2,914	750,000	15.19
Dividend reinvestment	August 30, 2024	9,424	143,144	—	143,144	15.19
Share repurchase program	September 19, 2024	(373,094)	(5,667,305)	—	(5,667,305)	15.19
Immediate share issuance	September 24, 2024	196,726	2,988,271	11,729	3,000,000	15.19
Dividend reinvestment	September 30, 2024	9,264	140,726	—	140,726	15.19
Immediate share issuance	October 30, 2024	29,603	448,186	1,814	450,000	15.14
Dividend reinvestment	October 31, 2024	10,747	162,714	—	162,714	15.14
Immediate share issuance	November 27, 2024	33,876	512,872	2,128	515,000	15.14
Dividend reinvestment	November 29, 2024	10,956	165,869	—	165,869	15.14
Capital draw down	December 23, 2024	1,328,901	20,000,000	—	20,000,000	15.05
Immediate share issuance	December 27, 2024	27,790	418,238	1,762	420,000	15.05
Share repurchase program	December 31, 2024	(132,978)	(1,999,989)	—	(1,999,989)	15.04
Dividend reinvestment	December 31, 2024	11,223	168,791		168,791	15.04
Total		10,715,095	$160,264,600	$133,274	$160,397,874
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(2)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2024, 2023 and 2022 in the amount of $807,288, $585,938 and $388,214, respectively, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

Share Repurchase Program

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the year ended December 31, 2024:

						Redemption
	5% of Shares Offered	Common Shares	Number of	Percentage of	Net Repurchase	Price
Type of Common Shares Issuance	for Repurchase	Redemption Date	Shares Repurchased	Shares Repurchased	Amount	Per Share
Share repurchase program	469,527	September 19, 2024	373,094	4.0%	5,667,305	15.19
Share repurchase program	469,749	December 31, 2024	132,978	1.4%	1,999,989	15.04
Total			506,072		$7,667,294

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the years ended December 31, 2024, 2023 and 2022.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net increase in net assets resulting from operations	$16,391,747	$15,454,039	$3,681,779
Weighted average common shares of beneficial interest	8,643,493	6,273,882	3,869,643
Net increase in net assets from operations per share	$1.90	$2.46	$0.95

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

December 31, 2024

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

At December 31, 2024, the Company had investments in 59 portfolio companies. The total cost and fair value of the investments were $297,791,269, and $300,732,065, respectively. The composition of our investments as of December 31, 2024 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$284,068,534	$283,482,729
Unsecured Debt	96,106	90,413
Equity	13,626,629	17,158,923
Total Investments	$297,791,269	$300,732,065
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 3.1% of our portfolio at fair value.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2024 and 2023, the Company had 46 and 31, respectively, of such investments with aggregate unfunded commitments of $56,936,322 and $49,348,063, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2024 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$283,482,729	$283,482,729
Unsecured Debt	—	—	90,413	90,413
Equity	—	—	17,158,923	17,158,923
Total Investments	$—	$—	$300,732,065	$300,732,065

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2023 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$197,292,058	$197,292,058
Unsecured Debt	—	—	17,730	17,730
Equity	—	—	11,264,290	11,264,290
Total Investments	$—	$—	$208,574,078	$208,574,078

The aggregate values of Level 3 portfolio investments change during the year ended December 31, 2024 were as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2023	$197,292,058	$17,730	$11,264,290	$208,574,078
Purchases of investments	115,327,846	77,120	4,400,217	119,805,183
Payment-in-kind interest	1,058,247	1,569	—	1,059,816
Sales and Redemptions	(30,024,338)	—	(241,720)	(30,266,058)
Change in unrealized depreciation on investments included in earnings	(849,653)	(787)	1,756,674	906,234
Change in unrealized depreciation on foreign currency translation included in earnings	—	(5,219)	(20,538)	(25,757)
Amortization of premium and accretion of discount, net	678,569	—	—	678,569
Fair value at December 31, 2024	$283,482,729	$90,413	$17,158,923	$300,732,065

There were no Level 3 transfers during the year ended December 31, 2024.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$57,653,478	$55,449,024	18.44%
Texas	39,654,155	41,816,027	13.90%
New York	32,574,086	33,418,762	11.11%
Illinois	16,351,628	16,234,004	5.40%
California	14,388,867	14,576,642	4.85%
Pennsylvania	13,383,388	14,037,912	4.67%
Canada	12,303,300	12,339,763	4.10%
United Kingdom	12,153,794	12,093,869	4.02%
Tennessee	9,981,310	10,070,962	3.35%
Colorado	9,759,942	9,834,101	3.27%
Arizona	8,870,299	9,287,842	3.09%
Maryland	9,297,302	9,134,501	3.04%
Ohio	8,373,385	8,775,516	2.92%
Wisconsin	6,453,254	6,734,750	2.24%
Iowa	6,282,877	6,282,877	2.09%
Massachusetts	5,954,032	5,927,889	1.97%
Michigan	5,255,092	5,295,406	1.76%
Idaho	5,234,830	5,264,442	1.75%
Louisiana	4,520,330	4,590,651	1.53%
District of Columbia	4,177,673	4,177,673	1.39%
Missouri	4,058,101	4,101,329	1.36%
Virginia	3,718,318	3,738,884	1.24%
North Carolina	3,307,812	3,307,813	1.10%
South Carolina	2,219,069	2,292,030	0.76%
Georgia	1,533,969	1,539,843	0.51%
Indiana	330,978	409,553	0.14%
Total Investments	$297,791,269	$300,732,065	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$47,985,943	$47,412,096	22.72%
Texas	37,133,239	38,033,969	18.23%
New York	23,622,043	24,424,604	11.71%
Illinois	14,285,952	14,304,158	6.86%
United Kingdom	11,476,203	11,470,576	5.50%
California	10,179,477	10,199,429	4.89%
Colorado	9,060,354	9,107,041	4.37%
Washington	7,270,793	7,348,686	3.52%
Wisconsin	6,519,665	6,860,626	3.29%
Arizona	6,441,865	6,672,848	3.20%
Indiana	6,334,763	6,447,480	3.09%
Maryland	5,783,110	5,666,693	2.72%
Michigan	4,924,682	4,955,289	2.38%
Tennessee	4,215,598	4,210,505	2.02%
Idaho	3,740,650	3,769,183	1.81%
Pennsylvania	3,588,298	3,676,646	1.76%
South Carolina	2,269,766	2,334,881	1.12%
Louisiana	1,681,357	1,679,368	0.81%
Total Investments	$206,513,758	$208,574,078	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$50,117,721	$51,333,196	17.06%
High Tech Industries	37,580,707	38,418,760	12.78%
Healthcare & Pharmaceuticals	33,078,396	33,123,393	11.01%
Capital Equipment	26,634,637	27,544,790	9.16%
Consumer Goods: Non-Durable	19,459,391	20,424,922	6.79%
Media: Advertising, Printing & Publishing	19,321,733	19,051,900	6.34%
Services: Consumer	19,416,695	17,380,571	5.78%
Chemicals, Plastics, & Rubber	17,043,322	17,041,973	5.67%
Beverage & Food	13,801,250	13,952,930	4.64%
Construction & Building	13,290,426	13,638,879	4.54%
Media: Diversified & Production	12,153,794	12,093,869	4.02%
Environmental Industries	9,482,195	9,782,473	3.25%
Consumer Goods: Durable	8,562,343	8,638,156	2.87%
Energy: Oil & Gas	7,800,160	8,232,957	2.74%
Retail	6,293,227	6,252,832	2.08%
Hotel, Gaming, & Leisure	3,755,272	3,820,464	1.27%
Total Investments	$297,791,269	$300,732,065	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$40,324,028	$40,933,710	19.62%
High Tech Industries	36,937,023	37,606,799	18.02%
Consumer Goods: Non-Durable	18,332,366	18,997,773	9.11%
Healthcare & Pharmaceuticals	17,181,920	17,426,668	8.36%
Capital Equipment	14,900,292	15,394,271	7.38%
Media: Diversified & Production	11,476,203	11,470,576	5.50%
Services: Consumer	11,346,137	10,675,477	5.12%
Consumer Goods: Durable	10,204,075	10,252,213	4.92%
Environmental Industries	10,195,954	10,197,506	4.89%
Construction & Building	9,444,618	9,532,534	4.57%
Media: Advertising, Printing & Publishing	8,754,958	8,754,027	4.20%
Chemicals, Plastics, & Rubber	8,137,920	8,064,517	3.87%
Media: Broadcasting & Subscription	5,062,666	5,057,502	2.42%
Beverage, Food, & Tobacco	4,215,598	4,210,505	2.02%
Total Investments	$206,513,758	$208,574,078	100.00%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$247,874,246	Income approach(2)	HY credit spreads	-2.58% to 7.72% (-0.66%)
			Risk free rates	-0.41% to 2.38% (0.36%)
		Market approach(2)	Market multiples	4.6x to 23.4x (13.4x)(4)
	$35,608,483	Transaction value	Transaction price	N/A

Unsecured debt	$90,413	Transaction value	Transaction price	N/A

Equity investments	$14,923,447	Market approach(5)	EBITDA multiple	5.2x to 18.3x (11.1x)
	$2,235,476	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$300,732,065
(1)	Weighted average based on fair value as of December 31, 2024.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed, and the valuation date ranged from (2.58)% ((258) basis points) to 7.72% (772 basis points). The weighted average of all changes was (0.66)% ( (66) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$197,292,058	Income/Market	HY credit spreads	-2.08% to 8.11% (-0.44%)
		approach(2)	Risk free rates	-0.66% to 2.03% (0.22%)
			Market multiples	6.6x to 22.5x (11.3x)(4)

Unsecured debt	$17,730	Recent transaction	Transaction price	0.00% to 0.00% (0.00%)

Equity investments	$11,264,290	Market approach(5)	Underwriting multiple/
			EBITDA multiple	5.2x to 20.1x (11.4x)
Total Long Term Level 3 Investments	$208,574,078
(1)	Weighted average based on fair value as of December 31, 2023.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed, and the valuation date ranged from (2.08)% ((208) basis points) to 8.11% (811 basis points). The average of all changes was (0.44)% ((44) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is currently not subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon its business, financial condition or results of operations.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

As of December 31, 2024 and 2023, the Company had $56,936,322 and $49,348,063, respectively, in unfunded debt commitments to 46 and 31 existing portfolio companies, respectively. As of December 31, 2024, we maintained sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

					Commencement of
	Years Ended				Operations through
	December 31, 2024		December 31, 2023		December 31, 2022
Per Share Data:(1)
Net asset value at beginning of period	$15.21		$14.64		$14.77	(2)
Net investment income	1.80		1.96		1.08
Change in unrealized appreciation (depreciation) on investments	0.11		0.40		(0.14)
Change in unrealized appreciation on foreign currency translations	—		—		0.01
Provision for taxes on net unrealized appreciation on investments	(0.01)		(0.02)		—
Net realized gain	—		0.14		—
Provision for taxes on realized gains	—		(0.02)		—
Total from operations	$1.90		$2.46		$0.95
Stockholder distributions from:
Net investment income	(1.93)		(1.88)		(1.11)
Net realized capital gains	(0.03)		—		—
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.01		—		—
Other(3)	—		(0.01)		0.03
Net asset value at end of period	$15.16		$15.21		$14.64
Total return based on market value(4)	12.53%		16.73%		6.60%
Weighted average shares outstanding	8,643,493		6,273,882		3,869,643
Ratio/Supplemental Data:
Net assets at end of period	$162,387,880		$108,022,022		$80,262,957
Weighted average net assets	$131,376,255		$93,770,730		$57,527,650
Annualized ratio of net operating expenses to weighted average net assets(5)(6)	10.32%		11.95%		6.87	%(7)
Annualized ratio of interest expense and other fees to weighted average net assets	7.24%		8.77%		4.39	%(7)
Annualized ratio of net investment income to weighted average net assets(5)(6)	11.85%		13.14%		4.50	%(7)
Portfolio turnover(8)	12.23%		22.70%		13.88%
Credit Facilities payable	$140,450,000		$98,000,000		$80,615,000
Short-term loan payable	$—		$—		$11,250,000
Asset coverage ratio(9)	2.16	x	2.10	x	2.00	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	Net asset value at beginning of period for the period from Commencement of Operations through December 31, 2022 represents an initial offering price of $15.00 per share less $0.23 per share of organization costs.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(5)	Net of 3.23%, 4.37% and 3.75% from expenses reimbursed and fees waived by the Advisor for each respective period.
(6)	These ratios include the impact of income tax provision on net unrealized appreciation in the Taxable Subsidiary of ($91,591) and ($167,865) for the years ended December 31, 2024 and 2023, respectively which is not reflected in total operating expenses or net investment income. The impact of the tax provision on net unrealized appreciation to weighted average net assets for the years ended December 31, 2024 and 2023 are (0.07%) and (0.18%), respectively.
(7)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., organization costs of $3,534 for the period from Commencement of Operations through December 31, 2022).
(8)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(9)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The Company’s obligations to the lenders under the Commitment Facility are secured by investors’ uncalled capital commitments, and the availability under the Commitment Facility is based on an advance rate for each investor’s uncalled capital commitments. The Commitment Facility contains certain covenants, including but not limited to, maintaining an asset coverage ratio of at least 1.50 to 1.00.

The Company incurred costs of $627,276 in connection with the Commitment Facility, which were amortized over the life of the facility. All amounts borrowed under the Commitment Facility matured on December 31, 2023, and all principal, accrued and unpaid interest thereunder was paid on December 22, 2023.

Interest is paid monthly in arrears. There was no interest or fees related to the Commitment Facility recognized during the year ended December 31, 2024. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Interest expense	$3,238,826	$753,479
Loan structure fees amortization	220,496	277,004
Total interest and other fees	$3,459,322	$1,030,483
Weighted average interest rate	7.0%	4.1	%(1)
Effective interest rate (including fee amortization)	7.5%	5.5	%(1)
Average debt outstanding	$46,230,110	$28,025,475	(1)
Cash paid for interest and unused fees	$3,654,730	$539,122
(1)	Calculated for the period from February 1, 2022, the date of the Commitment Facility, through December 31, 2022.

Credit Facility

On September 30, 2022, the Company entered into a senior secured revolving credit agreement, as amended on December 9, 2022, April 26, 2023 and October 3, 2024, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility” and together with the Commitment Facility and SPV Facility, the “Credit Facilities”). The Credit Facility provides for borrowings up to a maximum of $175,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held, outside of the portfolio of securities and cash held by PBDC SPV. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2024 and December 31, 2023, the Company was in compliance with these covenants.

As of December 31, 2024 and December 31, 2023, there was $90,450,000 and $98,000,000, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,657,321 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of December 31, 2024 and December 31, 2023, $972,372 and $968,483 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	December 31, 2024	December 31, 2023
Credit Facility payable	$90,450,000	$98,000,000
Prepaid loan structure fees	(972,372)	(968,483)
Credit Facility payable, net of prepaid loan structure fees	$89,477,628	$97,031,517

Interest is paid monthly or quarterly in arrears based on the interest rate option selected. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$7,564,862	$4,398,388	$1,987
Loan structure fees amortization	247,472	365,631	537
Total interest and other fees	$7,812,334	$4,764,019	$2,524
Weighted average interest rate	8.3%	8.8%	92.4	%(1)
Effective interest rate (including fee amortization)	8.6%	9.6%	117.4	%(1)
Average debt outstanding	$91,040,847	$49,869,315	$785,000	(1)
Cash paid for interest and unused fees	$7,620,581	$4,174,458	$—
(1)	Calculated for the period from September 30, 2022, the date of the Credit Facility, through December 31, 2022.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

credit facility utilization is greater than or equal to 80%, and otherwise, 0.50% per annum on the unused commitments, and other customary fees. The SPV Facility will mature on August 1, 2030.

As of December 31, 2024, there was $50,000,000 outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $832,155 in connection with the SPV Facility, which are being amortized over the life of the facility. As of December 31, 2024, $784,768 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statements of assets and liabilities as a deduction from the Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

December 31, 2024
SPV Facility payable	$50,000,000
Prepaid loan structure fees	(784,768)
SPV Facility payable, net of prepaid loan structure fees	$49,215,232

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the year ended December 31, 2024:

	Year Ended
	December 31, 2024
Interest expense	$1,559,287
Facility agent fee	75,000
Loan structure fees amortization	58,915
Total interest and other fees	$1,693,202
Weighted average interest rate	7.5	%(1)
Effective interest rate (including fee amortization)	8.1	%(1)
Average debt outstanding	$50,000,000	(1)
Cash paid for interest and unused fees	$1,331,839
(1)	Calculated for the period from August 1, 2024, the date of the SPV Facility, through December 31, 2024.

NOTE 10 — INCOME TAXES

As of December 31, 2024 and 2023, the Company had $374,319 and $1,163,598 of undistributed ordinary income.(1) Undistributed capital gains were $272,933 and $372,588 for the years ended December 31, 2024 and 2023, respectively. All of the undistributed ordinary income as of December 31, 2024 will have been distributed within the required period of time such that the Company will not be subject to U.S. federal income tax for the year ended December 31, 2025. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $32,183 and $182,489 of U.S. federal excise tax for the tax years ended December 31, 2024 and 2023, respectively, independent of prior year adjustments. See Note 1 for further discussion of tax expense in each year.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character of distributions paid in the years ended December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Ordinary income	$16,698,542	$11,768,088
Qualified dividends	3,397	—
Distributions of long-term capital gains	254,817	—
Total distributions paid to common stockholders	$16,956,756	$11,768,088
(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Net increase in net assets resulting from operations (includes net investment income, realized gain (loss), unrealized appreciation (depreciation) and taxes)	$16,391,747	$15,454,039
Net change in unrealized appreciation	(880,477)	(2,578,242)
Income tax provision	123,774	355,778
Pre-tax expense (income), loss (gain) reported at Taxable Subsidiary, not consolidated for tax purposes	143,108	(597,456)
Long term capital loss carryover	—	—
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	289,671	392,220
Estimated taxable income	$16,067,823	$13,026,339
Taxable income earned in prior year and carried forward for distribution in current year	1,536,186	277,935
Taxable income earned prior to period end and carried forward	(647,253)	(1,536,186)
Total distributions accrued or paid to common stockholders	$16,956,756	$11,768,088

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for U.S. federal income tax purposes as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Aggregate cost of portfolio company securities	$297,791,269	$206,513,758
Gross unrealized appreciation of portfolio company securities	6,531,245	3,462,958
Gross unrealized depreciation of portfolio company securities	(3,597,372)	(1,435,318)
Gross unrealized appreciation on foreign currency translation	11,656	32,680
Gross unrealized depreciation on foreign currency translation	(4,733)	—
Aggregate fair value of portfolio company securities	$300,732,065	$208,574,078

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

As of December 31, 2024 and 2023, the Taxable Subsidiaries had unrealized gains in investments creating a net deferred tax liability equal to $259,455 and $167,865, respectively, as reflected below.

	December 31, 2024	December 31, 2023
Deferred tax asset	$—	$—
Deferred tax liability	$(259,455)	(167,865)
Total deferred tax asset (liability) before valuation allowance	$(259,455)	$(167,865)
Deferred tax valuation allowance	$—	$—
Net Deferred Tax Asset (Liability)	$(259,455)	$(167,865)

The Company has recorded a tax reclassification of stockholders’ equity in accordance with U.S. GAAP to reduce paid-in capital and increase distributable earnings (increasing accumulated undistributed investment income) for book to tax differences that it has determined to be permanent. For the years ended December 31, 2024, 2023 and 2022, this reclassification was $221,350, $197,724 and $388,214, respectively. The total adjustment on the Statement of Assets and Liabilities as of December 31, 2024 and 2023 was $807,288 and $585,938, respectively.

The Company remains subject to examination by the Internal Revenue Service for tax years 2023, 2022, and 2021.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 11 — SENIOR SECURITIES

Information about the Company’s senior securities is shown in the following table for the years ended December 31, 2024, 2023 and 2022.

	Outstanding		Involuntary
	Exclusive of	Asset	Liquidating	Average
	Treasury	Coverage per	Preference	Market Value
Class and Year	Securities(1)	Unit(2)	per Unit(3)	per Unit(4)

	(In thousands, except per unit amounts)
Commitment Facility(5)
Year ended December 31, 2022	$80,615	$2,000	—	N/A
Credit Facility
Year ended December 31, 2022	$—	$2,000	—	N/A
Year ended December 31, 2023	$98,000	$2,100	—	N/A
Year ended December 31, 2024	$90,450	$2,160	—	N/A
SPV Facility
Year ended December 31, 2024	$50,000	$2,160	—	N/A
(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Average market value per unit for our Commitment Facility and Credit Facility are not applicable as these are not registered for public trading.
(5)	All amounts borrowed under the Commitment Facility matured on December 31, 2023, and all principal and accrued and unpaid interest thereunder was paid on December 22, 2023.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 12 — REPORTABLE SEGMENTS

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, - Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted FASB Accounting Standards Update 2023-07 as of December 31, 2024 and has applied ASU 2023-07 retrospectively for the years ended December 31, 2023 and 2022. The adoption of ASU 2023-07 impacted the financial statement disclosures of the Company and did not impact the Company’s financial position or the results of its operations. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the Company's Consolidates Statement of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

NOTE 13 — SUBSEQUENT EVENTS

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	January 10, 2025	Pacific Shoring Products, LLC	Manufacturer of trench shoring and safety equipment sold to equipment rental companies	$5,327,581	Senior Secured – First Lien
				$2,301,368	Revolver Commitment
				$430,662	Equity
New Investment	January 15, 2025	Environmental Remedies, LLC	Residential asbestos abatement provider	$3,317,957	Senior Secured – First Lien
				$2,330,762	Delayed Draw Term Loan Commitment
				$1,383,237	Revolver Commitment
				$113,419	Equity
New Investment	January 16, 2025	Plus Delta Partners, Inc.	Provider of fundraising training and tools for higher education institutions and other nonprofits	$3,955,716	Senior Secured – First Lien
				$3,279,635	Delayed Draw Term Loan Commitment
				$2,561,362	Revolver Commitment
				$208,481	Equity
New Investment	January 24, 2025	Strategus, LLC	Provider of connected TV advertising services	$6,013,663	Senior Secured – First Lien
				$2,325,095	Delayed Draw Term Loan Commitment
				$1,513,228	Revolver Commitment
				$160,392	Equity
New Investment	February 28, 2025	Identity Theft Guard Solutions, Inc.	Cyber breach response and monitoring services	$7,127,072	Senior Secured – First Lien
				$1,092,978	Revolver Commitment
				$330,747	Equity
New Investment	February 28, 2025	MoboTrex, LLC	Distributor and manufacturer of intelligent traffic solution equipment	$2,092,568	Senior Secured – First Lien
				$2,000,813	Delayed Draw Term Loan Commitment
				$625,882	Revolver Commitment

Credit Facility

As of March 6, 2025, the outstanding balance under the Credit Facility and SPV Facility was $119,950,000 and $50,000,000, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Sale of Unregistered Securities

Since December 31, 2024, the Company sold 97,535 Common Shares at a price of $15.16 per share for aggregate proceeds of $1,485,000, which included $6,382 of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Dividend Declared

On January 9, 2025, our Board declared a regular monthly distribution for each of January, February and March 2025 as follows

	Record	Payment	Amount per
Declared	Date	Date	Share
1/9/2025	1/10/2025	1/31/2025	$0.1200
1/9/2025	2/3/2025	2/28/2025	$0.1200
1/9/2025	3/3/2025	3/31/2025	$0.1200

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the calendar year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2024, none of the Company’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Trustees

Name, Address and Age(1)	Position(s) held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Trustee	Other Trusteeships or Directorships Held by Trustee
Independent Trustees
J. Tim Arnoult, 75	Trustee	Retired	Trustee since 2021	2	Stellus Capital Investment Corporation(4)
Bruce R. Bilger, 73	Trustee	Retired; Senior Advisor, Lazard Freres & Co. LLC (through 2018)	Trustee since 2021	2	Stellus Capital Investment Corporation(4)
William C. Repko, 75	Trustee	Retired	Trustee since 2021	2	Stellus Capital Investment Corporation(4)
Interested Trustees(5)
Dean D’Angelo, 57	Trustee	Founding partner, SCM; Co-Head of SCM’s Private Credit strategy; Member of SCM investment committee	Trustee since 2021	2	Stellus Capital Investment Corporation(4)
Robert T. Ladd, 68	Chairman, Chief Executive Officer, President and Trustee	Chairman of the Board, Chief Executive Officer and President of the Company; Chairman of the Board, Chief Executive Officer and President of SCIC; Managing Partner and Chief Investment Officer of SCM.	Trustee since 2021	2	Stellus Capital Investment Corporation(4) Rice University Rice Management Company

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

Executive Officers Who Are Not Directors

The following information regarding the executive officers who are not trustees:

Name	Age	Position	Officer Since
W. Todd Huskinson	60	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2021

Trustee Biographies

Independent Trustees

J. Tim Arnoult has served as a member of our Board since 2021. Mr. Arnoult has also served as a member of the Board of Stellus Capital Investment Corporation since 2012. Mr. Arnoult has over 36 years of banking and financial services experience. From 1979 to 2006, Mr. Arnoult served in various positions at Bank of America, including its predecessors, including president of Global Treasury Services from 2005 – 2006, president of Global Technology and Operations from 2000 to 2005, president of Central U.S. Consumer and Commercial Banking from 1996 to 2000 and president of Global Private Banking from 1991 to 1996. Mr. Arnoult is also experienced in mergers and acquisitions, having been directly involved in significant transactions such as the mergers of NationsBank and Bank of America in 1998 and Bank of America and FleetBoston in 2004. Mr. Arnoult previously served on the board of directors of Cardtronics Inc. (NasdaqGM: CATM) and AgileCraft, LLC and has served on a variety of boards throughout his career, including the board of Visa USA before it became a public company. Mr. Arnoult holds a B.A. in Psychology and an M.B.A. from the University of Texas at Austin. We believe Mr. Arnoult’s extensive banking and financial services experience bring important and valuable skills to our Board.

Bruce R. Bilger has served as a member of our Board since 2021. Mr. Bilger has also served as a member of the Board of Stellus Capital Investment Corporation since 2012. Mr. Bilger has over 44 years of providing advice on mergers and acquisitions, financings, and restructurings, particularly in the energy industry. Mr. Bilger retired in March 2018 from his role as a senior advisor at Lazard Freres & Co. LLC, a leading investment bank, where he began in January 2008 as managing director, chairman and head of Global Energy, and co-head of the Southwest Investment Banking region. Prior to joining Lazard Freres & Co. LLC, Mr. Bilger was a partner at the law firm of Vinson & Elkins LLP, where he was head of its 400-plus-attorney Energy Practice Group and co-head of its 175-plus-attorney corporate and transactional practice. Mr. Bilger is or has been a board or committee member with numerous charitable and civic organizations, including the Greater Houston Partnership, the Greater Houston Community Foundation, Reasoning Mind, Positive Coaching Alliance, Houston Methodist Hospital, Texas Children’s Hospital, Asia Society Texas Center, St. Luke’s United Methodist Church, St. John’s School, Dartmouth College and the University of Virginia. Mr. Bilger graduated Phi Beta Kappa from Dartmouth College and has an M.B.A. and law degree from the University of Virginia. We believe Mr. Bilger’s extensive merger and acquisition, financing, and restructuring experience bring important and valuable skills to our Board.

William C. Repko has served as a member of our Board since 2021. Mr. Repko has also served as a member of the Board of Danaos Corporation (NYSE: DAC) since 2014 and Stellus Capital Investment Corporation since 2012. Mr. Repko has over 41 years of investing, finance and restructuring experience. Mr. Repko retired from Evercore Partners in February 2014, where he had served as a senior advisor, senior managing director and was a co-founder of the firm’s Restructuring and Debt Capital Markets Group since September 2005. Prior to joining Evercore Partners Inc., Mr. Repko served as chairman and head of the Restructuring Group at J.P. Morgan Chase, a leading investment banking firm, where he focused on providing comprehensive solutions to clients’ liquidity and reorganization challenges. In 1973, Mr. Repko joined Manufacturers Hanover Trust Company, a commercial bank, which after a series of mergers became part of J.P. Morgan Chase. Mr. Repko has been named to the Turnaround Management Association (TMA) –sponsored Turnaround, Restructuring and Distressed Investing industry Hall of Fame. Mr. Repko received his B.S. in Finance from Lehigh University. We believe Mr. Repko’s extensive investing, finance, and restructuring experience bring important and valuable skills to our Board.

Interested Trustees

Dean D’Angelo has served as a member of our Board since 2021. Mr. D’Angelo has also served as a member of the Board of Directors of Stellus Capital Investment Corporation since 2012. He is also a founding partner of Stellus Capital Management, and co-head of its Private Credit strategy and serves on its investment committee. He has over 26 years of experience in investment banking and principal investing. From August 2005 to January 2012, Mr. D’Angelo was a director in the Direct Capital Group at the D. E. Shaw group, a global investment and technology development firm. Prior to joining the D. E. Shaw group, Mr. D’Angelo was a principal of Allied Capital Corporation, a publicly-traded BDC, where he focused on making debt and equity investments in lower middle-market companies from May 2003 to August 2005. From September 2000 to April 2003, Mr. D’Angelo served as a principal of Duke Capital Partners, LLC, a merchant banking subsidiary of Duke Energy Corporation, where he focused on providing mezzanine, equity, and senior debt financing to businesses in the energy sector. From January 1998 to September 2000, Mr. D’Angelo was a product specialist for Banc of America Securities, LLC where he provided banking services to clients principally in the energy sector. Mr. D’Angelo began his career in the bankruptcy and consulting practice of Coopers & Lybrand L.L.P. in Washington, D.C. Mr. D’Angelo received his B.B.A. in accounting from The College of William and Mary, his M.A. in international economics and relations from The Paul H. Nitze School of Advanced International Studies at The Johns Hopkins University, and his M.B.A., with a concentration in finance, from the Wharton School of the University of Pennsylvania. We believe Mr. D’Angelo’s extensive investment banking and principal investing experience bring important and valuable skills to our Board.

Robert T. Ladd has served as the Chairman of our Board and Chief Executive Officer and President since 2021. Mr. Ladd has also served as Chairman of the Board, Chief Executive Officer and President of Stellus Capital Investment Corporation since 2012. Mr. Ladd is the managing partner and Chief Investment Officer of the Advisor and Stellus Capital Management. Mr. Ladd has more than 41 years of investing, finance, and restructuring experience. Prior to joining Stellus Capital Management, he had been with the D. E. Shaw group, a global investment and technology development firm, where he led the D. E. Shaw group’s Direct Capital Group from February 2004 to January 2012. Prior to joining the D. E. Shaw group, Mr. Ladd served as the president of Duke Energy North America, LLC, a merchant energy subsidiary of Duke Energy Corporation, and president and chief executive officer of Duke Capital Partners, LLC, a merchant banking subsidiary of Duke Energy Corporation, from September 2000 to February 2004. From February 1993 to September 2000, Mr. Ladd was a partner of Arthur Andersen LLP where he last served as worldwide managing partner for Arthur Andersen’s corporate restructuring practice and U.S. managing partner for that firm’s corporate finance practice. Before joining Arthur Andersen, from June 1980 to February 1993, Mr. Ladd served in various capacities for First City Bancorporation of Texas, Inc., a bank holding company, and its subsidiaries, including serving as president of First City Asset Servicing Company, an asset management business and executive vice president for the Texas Banking Division. He serves as Chairman of the Board of Trustees of Rice University and is a board member of Rice Management Company which oversees Rice University’s endowment. He is a member of the Council of Overseers of the Jesse H. Jones Graduate School of Business of Rice University, as well as a member of the University of Texas Health Science Center Development Board and the University of Texas Medical School of Houston Advisory Council. Mr. Ladd received a B.A. in managerial studies and economics from Rice University, and an M.B.A. from The University of Texas at Austin, where he was a Sord Scholar and recipient of the Dean’s Award for Academic Achievement. We believe Mr. Ladd’s extensive investing, finance, and restructuring experience bring important and valuable skills to our Board.

Executive Officers Who Are Not Trustees

W. Todd Huskinson has served as our Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary since 2021. Mr. Huskinson has also served as the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Stellus Capital Investment Corporation since 2012. Mr. Huskinson is the Chief Compliance Officer and Chief Financial Officer of the Advisor and Stellus Capital Management. Additionally, Mr. Huskinson is a founding partner of Stellus Capital Management. He has over 35 years of experience in finance, accounting and operations. From August 2005 to January 2012, Mr. Huskinson was a director in the D. E. Shaw group’s Direct Capital Group, a global investment and technology development firm. Prior to joining the D. E. Shaw group, Mr. Huskinson was a Managing Director at BearingPoint (formerly KPMG Consulting), a management consulting firm, where he led the Houston office’s middle-market management consulting practice from July 2002 to July 2005. Prior to BearingPoint, Mr. Huskinson was a partner of Arthur Andersen, LLP, an accounting firm, where he served clients in the audit, corporate finance and consulting practices from December 1987 to June 2002. Mr. Huskinson received a B.B.A in accounting from Texas A&M University and is a certified public accountant.

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

Board and Committee Meetings

Our Board met 5 times during 2024. Each trustee attended at least 75% of the total number of meetings of the Board and committee on which the trustee served that were held while the trustee was a member. The Board has established an Audit Committee and may establish additional committees in the future.We require each trustee to make a diligent effort to attend all Board and committee meetings.

Audit Committee

The Audit Committee is currently composed of all of the Independent Trustees. Mr. Arnoult serves as Chairman of the Audit Committee. The Board has determined that Mr. Arnoult is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Messrs. Arnoult, Bilger, and Repko meet the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting our independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual audited financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the our audit reports and financial statements. The Audit Committee met five times during 2024.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K thereunder require that our trustees and executive officers, and any persons holding more than 10% of any class of our equity securities, report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, trustees and greater than 10% beneficial owners, we believe that during fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to the executive officers, trustees and stockholders were timely satisfied,

Insider Trading Policy

The Company adopted Insider Trading Policy, governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees, that is designed to promote compliance with insider trading laws, rules, and regulations. This insider trading policy can be found as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The table below sets forth the compensation received by each trustee from us and the Fund Complex for service during the fiscal year ended December 31, 2024:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
J. Tim Arnoult	$60,000	$60,000	$204,000
Bruce R. Bilger	50,000	50,000	184,000
William C. Repko	50,000	50,000	184,000

Compensation Committee

The Board has determined that it does not wish to establish a compensation committee at this time because none of our officers receive direct compensation from us and the compensation of the Company’s independent trustees is determined and approved by a full Board.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2024 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 6, 2025, the beneficial ownership of each current trustee, executive officer, each person known to us to beneficially own 5% or more of the outstanding common share of beneficial interest and the executive officers and trustees as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 6, 2025 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Percentage of ownership is based on 10,826,891 Common Shares outstanding as of March 6, 2025.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class
Interested Trustees
Robert T. Ladd	28,791	*
Dean D'Angelo	18,838	*
Independent Trustees
J. Tim Arnoult	—	—
Bruce R. Bilger	—	—
William C. Repko	6,651	*
Executive Officers
W. Todd Huskinson	4,112	*
Executive officers and trustees as a group (6 persons)	58,392	*
5% Holders
Cliffwater Corporate Lending Fund (“CCLF”)(2)	1,772,177	16.37%
Cliffwater Enhanced Lending Fund (“CELF”)(3)	886,089	8.18%
New York State Nurses Pension Plan (4)	992,287	9.17%
Shotfut Ashrai Lo Sachir – Phoenix Amitim(5)	2,530,334	23.37%
Legacy Knight Strategic Opportunities Fund – SCM Series(6)	1,190,745	11.00%
Selective Insurance Company of America(7)	595,372	5.50%

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

(4) The address of the New York State Nurses Pension Plan is 3 Pine West Plaza Washington Ave Ex, Albany, New York 12205.

(5) The address of Shotfut Ashrai Lo Sachir – Phoenix Amitim is 53 Derech Hashalom, Givataym, Israel 53454.

(6) The address of Legacy Knight Strategic Opportunities Fund – SCM Series is 2525 Knight Street, Suite 275, Dallas, TX 75219

(7) The address of Selective Insurance Company of America is 40 Wantage Avenue, Branchville, NJ 07890.

The following table sets forth, as of March 6, 2025, the dollar range of our securities owned by our trustees and executive officers of the Fund Complex. For the purposes of this Proxy Statement, the term “Fund Complex” is defined to include the Company and Stellus Capital Investment Corporation.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)(4)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Trustee:
Robert T. Ladd	over $100,000	over $100,000
Dean D’Angelo	over $100,000	over $100,000
Independent Trustee:
J. Tim Arnoult	None	over $100,000
Bruce R. Bilger	None	over $100,000
William C. Repko	over $100,000	over $100,000
Executive Officers:
W. Todd Huskinson	$50,001 - $100,000	over $100,000
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934, as amended.
(2)The dollar range of the equity securities beneficially owned is based on the product obtained by multiplying the current net offering price of our Common Shares times the number of our Common Shares beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by our trustees and officers, if applicable, is the sum of (a) the total dollar range of our equity securities beneficially owned and (b) as appropriate, the closing price per share of Stellus Capital Investment Corporation’s common stock of $15.11 on March 4, 2025 on the New York Stock Exchange (“NYSE”) and/or the net asset value per share of the Common Stock of $13.76 as of December 31, 2024.
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

We have entered into an Advisory Agreement with the Advisor and an administration agreement with the Administrator. Pursuant to the Advisory Agreement, we have agreed to pay to the Advisor a management fee and incentive fee.

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

Item 14. Principal Accountant’s Fees and Services

The following aggregate fees by Grant Thornton LLP (“Grant Thornton”) were billed to us for work attributable to audit, tax and other services for the years ended December 31, 2024 and 2023. On April 3, 2024 the Board of the Company

dismissed Grant Thornton as the Company’s independent registered public accounting firm effective immediately. The Board’s decision to dismiss Grant Thornton was recommended by the Audit Committee.

	For the	For the
	year ended	year ended
	December 31, 2024	December 31, 2023
Audit Fees	$133,734	$247,333
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$133,734	$247,333

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

On April 3, 2024, upon the recommendation of the Audit Committee, the Board approved the engagement of Deloitte & Touche LLP (“Deloitte”) to serve as the Company’s independent registered accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2024. The following aggregate fees by Deloitte were billed to us for work attributable to audit, tax and other services for the years ended December 31, 2024 and 2023.

	For the	For the
	year ended	year ended
	December 31, 2024	December 31, 2023
Audit Fees	$225,000	$—
Audit-Related Fees	—	—
Tax Fees	178,596	164,143
All Other Fees	—	—
Total Fees:	$403,596	$164,143

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

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Deloitte & Touche LLP, our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with the pre-approval policy, the Audit Committee includes every year a discussion and pre-approval of such services and the expected costs of such services for the year.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval at the first Audit Committee meeting of the year must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee has delgated its responsibilities to pre-approve services performed by the independent registered public accounting firm to the Chairman of the Audit Committee. During the period February 1, 2022 (commencement of operations) through December 31, 2024, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Houston, Texas, PCAOB ID 34 and Grant Thornton LLP, Dallas, Texas, PCAOB ID Number 248)	86
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	88
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	89
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2024, 2023 and 2022	90
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	91
Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023	92
Notes to Consolidated Financial Statements	109

Exhibit Number	Description
3.1	Second Amended and Restated Declaration of Trust, Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 13, 2023
3.2	Form of Bylaws, Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
4.1

Amended and Reinstated Dividend Reinvestment Plan of Stellus Private Credit BDC, effective as of December 17, 2022, Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56378), filed with the SEC on December 15, 2022

10.1	Investment Advisory Agreement, Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
10.2	Administration Agreement, Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
10.3	License Agreement, Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
10.4	Indemnification Agreement, Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
10.5

Form of Expense Support and Conditional Reimbursement Agreement between the Company and the Advisor, Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000 56378), filed on December 22, 2021

10.6

Credit Agreement, dated as of September 30, 2022, between Stellus Private Credit BDC, Zions Bancorporation, N.A., d/b/a Amegy Bank (“the Amegy Bank”) as administrative agent, Swingline Lender, and the LC Issuer, and the Lenders, Incorporated by references to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56378), filed with the SEC on October 4, 2022

10.7

Revolving Credit and Security Agreement, dated as of February 1, 2022, between Stellus Private Credit BDC and Signature Bank as the lender, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56378), filed with the SEC on June 21, 2022

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
10.15

Increase Agreement, dated October 3, 2024 between the Company, as a borrower, Zions Bancorporation, N.A. dba Amegy Bank, as the administrative agent, and the lenders that are party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 8, 2024

10.16

Loan Financing and Servicing Agreement, dated as of August 1, 2024, by and among Stellus SPV, as borrower, the Company, as equityholder and servicer, Deutsche Bank, as facility agent, Citynak, N.A., as collateral agent and collateral custodiam, Alter Domus (US) LLC, as collateral administrator, and the lender that are party thereto from time to ti,e, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 6, 2024

19.1*	Insider Trading Policy
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant and jurisdiction of incorporation/organization: PBDC Consolidated Blocker, LLC – Delaware Stellus Private Credit BDC SPV LLC – Delaware
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith

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

STELLUS PRIVATE CREDIT BDC

Dated: March 6, 2025	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer, President and Chairman of the Board of Trustees

Dated: March 6, 2025	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Dated: March 6, 2025	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer, President and Chairman of the Board of Trustees

Dated: March 6, 2025	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Dated: March 6, 2025	By:	/s/ Dean D’Angelo
		Name:	Dean D’Angelo
		Title:	Trustee

Dated: March 6, 2025	By:	/s/ J. Tim Arnoult
		Name:	J. Tim Arnoult
		Title:	Trustee

Dated: March 6, 2025	By:	/s/ Bruce R. Bilger
		Name:	Bruce R. Bilger
		Title:	Trustee

Dated: March 6, 2025	By:	/s/ William C. Repko
		Name:	William C. Repko
		Title:	Trustee