Form 10-Q
period 2025-03-31
Stellus Private Credit BDC
filed 2025-05-14
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01475

STELLUS PRIVATE CREDIT BDC

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	87-6878660 (I.R.S. Employer Identification No.)

4400 Post Oak Parkway, Suite 2200

Houston, Texas 77027

(Address of Principal Executive Offices) (Zip Code)

(713) 292-5400

(Registrant’s Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, par value $0.01 per share, outstanding as of May 14, 2025 was 10,887,176.

STELLUS PRIVATE CREDIT BDC

i

Item 1. Financial Statements

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025
	(unaudited)	December 31, 2024
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $330,520,503 and $297,791,269, respectively)	$334,655,126	$300,732,065
Cash and cash equivalents	2,490,153	2,144,116
Other receivable	—	4,340
Interest receivable	1,842,791	1,367,849
Expense reimbursement receivable from the Advisor (Note 2)	84,377	161,473
Deferred offering costs	119,101	127,983
Related party receivable	57,344	2,004
Prepaid expenses	136,647	164,350
Receivable for sales and repayments of investments	131,476	86,896
Total Assets	$339,517,015	$304,791,076
LIABILITIES
Credit Facilities payable	$170,165,227	$138,692,860
Unearned revenue	1,119,474	921,629
Management fees payable	690,553	648,149
Income incentive fee payable	453,470	452,186
Capital gains incentive fee payable	469,368	306,229
Interest payable	663,718	613,821
Administrative services payable	125,432	109,027
Income tax payable	33,776	51,427
Deferred tax liability	197,596	259,455
Other accrued expenses and liabilities	120,475	348,413
Total Liabilities	$174,039,089	$142,403,196
Commitments and contingencies (Note 7)
Net Assets	$165,477,926	$162,387,880
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 10,873,321 and 10,715,095 issued and outstanding, respectively)	$108,733	$107,151
Paid-in capital	161,889,683	159,483,435
Total distributable earnings	3,479,510	2,797,294
Net Assets	$165,477,926	$162,387,880
Total Liabilities and Net Assets	$339,517,015	$304,791,076
Net Asset Value Per Share	$15.22	$15.16

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
INVESTMENT INCOME
Interest income	$7,903,158	$6,309,381
Other income	147,701	109,596
Total Investment Income	$8,050,859	$6,418,977
OPERATING EXPENSES
Management fees	$1,035,829	$800,654
Income incentive fees	578,315	598,401
Capital gains incentive fee	163,139	37,891
Professional fees	180,049	196,911
Amortization of deferred offering costs	69,834	46,728
Administrative services expenses	142,999	121,777
Trustees' fees	40,000	40,000
Insurance expense	21,884	20,196
Valuation fees	38,705	27,159
Interest expense and other fees	3,016,561	2,110,119
Income tax expense	2,349	21,589
Other general and administrative expenses	76,870	42,933
Total Operating Expenses	$5,366,534	$4,064,358
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	$(622,426)	$(1,197,896)
Net Operating Expenses	$4,744,108	$2,866,462
Net Investment Income	$3,306,751	$3,552,515
Net realized gain on foreign currency translation	$1,621	$8,442
Net change in unrealized appreciation on non-controlled, non-affiliated investments	1,180,792	333,461
Net change in unrealized appreciation (depreciation) on foreign currency translations	13,034	(8,881)
Benefit for taxes on net unrealized loss on investments	61,859	45,885
Net Increase in Net Assets Resulting from Operations	$4,564,057	$3,931,422
Net Investment Income Per Share – basic and diluted	$0.31	$0.49
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.42	$0.54
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	10,767,600	7,227,206
Distributions Per Share – basic and diluted	$0.36	$0.50

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	gain	Net Assets
Balances at December 31, 2023	7,102,136	$71,021	$104,810,048	$3,140,953	$108,022,022
Net investment income	—	—	—	3,552,515	3,552,515
Net realized gain on foreign currency translation	—	—	—	8,442	8,442
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	333,461	333,461
Net change in unrealized depreciation on foreign currency translations	—	—	—	(8,881)	(8,881)
Benefit for taxes on net unrealized loss on investments	—	—	—	45,885	45,885
Distributions from net investment income	—	—	—	(3,610,362)	(3,610,362)
Issuance of common shares of beneficial interest	255,902	2,559	3,901,680	—	3,904,239
Balances at March 31, 2024	7,358,038	$73,580	$108,711,728	$3,462,013	$112,247,321

Balances at December 31, 2024	10,715,095	$107,151	$159,483,435	$2,797,294	$162,387,880
Net investment income	—	—	—	3,306,751	3,306,751
Net realized gain on foreign currency translation	—	—	—	1,621	1,621
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,180,792	1,180,792
Net change in unrealized appreciation on foreign currency translations	—	—	—	13,034	13,034
Provision for taxes on net unrealized gain on investments	—	—	—	61,859	61,859
Distributions from net investment income	—	—	—	(3,881,841)	(3,881,841)
Issuance of common shares of beneficial interest	158,226	1,582	2,406,248	—	2,407,830
Balances at March 31, 2025	10,873,321	$108,733	$161,889,683	$3,479,510	$165,477,926

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$4,564,057	$3,931,422
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(36,779,535)	(16,534,629)
Proceeds from sales and repayments of investments	4,303,492	9,368,480
Net change in unrealized appreciation on investments	(1,180,792)	(333,461)
Net change in unrealized (appreciation) depreciation foreign currency translations	(13,034)	8,881
Increase in investments due to PIK	(67,674)	(159,943)
Amortization of premium and accretion of discount, net	(230,098)	(140,131)
Deferred tax benefit	(61,859)	(45,885)
Amortization of loan structure fees	128,346	94,108
Amortization of deferred offering costs	69,834	46,728
Changes in other assets and liabilities
Increase in interest receivable	(474,942)	(360,655)
Decrease in other receivable	4,340	—
(Increase) decrease in related party receivable	(55,340)	125,830
Decrease (increase) in expense reimbursements receivable from the Advisor	77,096	(71,236)
Decrease (increase) in prepaid expenses	27,703	(5,386)
Increase (decrease) in administrative services payable	16,405	(6,953)
Increase (decrease) in interest payable	49,897	(18,453)
Increase in income management fees payable	42,404	—
Increase (decrease) in income incentive fees payable	1,284	(32,847)
Increase in capital gains incentive fees payable	163,139	37,890
Increase (decrease) in unearned revenue	197,845	(113,054)
Decrease in income tax payable	(17,651)	(33,404)
Decrease in other accrued expenses and liabilities	(227,938)	(49,432)
Net Cash Used in Operating Activities	$(29,463,021)	$(4,292,130)
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$2,407,830	$3,904,239
Offering costs paid for common shares of beneficial interest issued	(60,952)	(46,729)
Stockholder distributions paid	(3,881,841)	(7,161,430)
Borrowings under Credit Facilities	36,500,000	20,400,000
Repayments of Credit Facilities	(5,150,000)	(13,100,000)
Financing costs paid on Credit Facilities	(5,979)	—
Net Cash Provided by Financing Activities	$29,809,058	$3,996,080
Net Increase (Decrease) in Cash and Cash Equivalents	$346,037	$(296,050)
Cash and Cash Equivalents Balance at Beginning of Period	2,144,116	593,685
Cash and Cash Equivalents Balance at End of Period	$2,490,153	$297,635
Supplemental and Non-Cash Activities
Cash paid for interest expense	$2,838,318	$2,034,464
Income and excise tax paid	20,000	54,993
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	1,185,787	354,239
Decrease in dividends payable	—	(3,551,068)

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	9.30%		6/5/2023	6/5/2028	Services: Business	$1,776,873	$1,745,367	$1,767,989	1.07%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	9.30%		6/5/2023	6/5/2028		691,006	678,754	687,551	0.42%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	9.30%		10/31/2023	6/5/2028		467,910	459,072	465,570	0.28%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	9.30%		10/31/2023	6/5/2028		181,965	178,528	181,055	0.11%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	9.30%		12/2/2024	6/5/2028		1,750,134	1,725,948	1,741,383	1.05%
Revolver	(5)	First Lien	3M SOFR+5.00%	2.00%	9.30%		6/5/2023	6/5/2028		968,508	968,508	963,665	0.58%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	151,137	1,093,668	0.66%
Total											$5,907,314	$6,900,881	4.17%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	10.32%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$3,445,175	$3,390,551	$3,410,723	2.06%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.00%	2.00%	10.32%		12/12/2023	12/12/2028		2,202,653	2,167,729	2,180,626	1.32%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	346,536	0.21%
Total											$5,995,286	$5,937,885	3.59%
AGT Robotique Inc.	(4)(6)								Trois Rivieres, Canada
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	9.55%		6/24/2024	6/22/2029	Capital Equipment	$5,148,005	$5,056,873	$5,070,785	3.06%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	9.55%		6/24/2024	6/22/2029		3,291,347	3,233,082	3,241,977	1.96%
Total											$8,289,955	$8,312,762	5.02%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.55%		3/31/2023	3/31/2028	Capital Equipment	$2,233,589	$2,196,171	$2,233,589	1.35%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.50%	10.55%		3/31/2023	3/31/2028		1,428,032	1,404,109	1,428,032	0.86%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.55%		3/31/2023	3/31/2028		291,159	288,320	291,159	0.18%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.50%	10.55%		3/31/2023	3/31/2028		186,151	184,336	186,151	0.11%
AR-USA Holdings, LLC Class A Units		Equity					3/31/2023			91	87,497	141,639	0.09%
Total											$4,160,433	$4,280,570	2.59%
AMII Acquisition, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.50%	9.05%		12/4/2024	12/4/2029	Services: Consumer	$3,604,936	$3,553,661	$3,550,862	2.15%
AMII Holdings, LP Class B Units		Equity					12/3/2024			6,376	63,758	68,100	0.04%
Total											$3,617,419	$3,618,962	2.19%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	9.62%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$4,329,040	$4,268,882	$4,329,040	2.62%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.25%	0.75%	9.62%		7/1/2022	7/1/2029		2,767,747	2,729,286	2,767,747	1.67%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	10.33%		12/5/2023	7/1/2029		694,216	682,826	694,216	0.42%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.75%	0.75%	10.33%		12/5/2023	7/1/2029		443,843	436,561	443,843	0.27%
Ishtar Co-Invest-B LP Partnership Interests		Equity					7/1/2022			298,251	146,234	1,139,733	0.69%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	81,067	325,634	0.20%
Total											$8,344,856	$9,700,213	5.87%
Axis Portable Air LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.25%	2.00%	9.55%		4/17/2023	3/22/2028	Capital Equipment	$514,993	$508,024	$514,993	0.31%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	2.00%	9.55%		4/17/2023	3/22/2028		329,258	324,803	329,258	0.20%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.25%	2.00%	9.55%		3/22/2022	3/22/2028		809,901	805,030	809,901	0.49%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	2.00%	9.55%		3/22/2022	3/22/2028		517,805	514,691	517,805	0.31%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.25%	2.00%	9.55%		11/3/2022	3/22/2028		2,479,287	2,479,287	2,479,287	1.50%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	2.00%	9.55%		11/3/2022	3/22/2028		1,585,118	1,585,118	1,585,118	0.96%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.25%	2.00%	9.55%		11/30/2023	3/22/2028		1,512,800	1,512,800	1,512,800	0.91%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	2.00%	9.55%		11/30/2023	3/22/2028		967,200	967,200	967,200	0.58%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	620,948	0.38%
Total											$8,849,614	$9,337,310	5.64%
Baker Manufacturing Company, LLC									Evansville, IN
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022		Capital Equipment	330,978	330,978	442,412	0.27%
Total											$330,978	$442,412	0.27%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Bart & Associates, LLC	(4)								McLean, VA
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	9.30%		8/16/2024	8/16/2030	High Tech Industries	$2,057,968	$2,024,530	$2,047,678	1.24%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	9.30%		8/16/2024	8/16/2030		1,315,750	$1,294,372	$1,309,171	0.79%
Revolver	(5)	First Lien	3M SOFR+5.00%	1.00%	9.30%		8/16/2024	8/16/2030		157,169	157,169	156,383	0.09%
B&A Partners Holding, LLC Series A Preferred Units		Equity					8/16/2024			314,339	314,339	328,023	0.20%
Total											$3,790,410	$3,841,255	2.32%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	442,307	614,708	0.37%
Total											$442,307	$614,708	0.37%
Carolinas Buyer, Inc.	(4)								Charlotte, NC
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.55%		12/20/2024	12/20/2030	Beverage & Food	$3,076,296	$3,024,121	$3,030,152	1.83%
Carolinas Holdings, L.P. Class A Units		Equity					12/20/2024			285	285,351	266,568	0.16%
Total											$3,309,472	$3,296,720	1.99%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.32%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$1,246,676	$1,223,488	$1,246,676	0.75%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	9.32%		3/15/2023	3/15/2029		797,055	782,230	797,055	0.48%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	40,136	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity					3/15/2023			184,925	181,040	217,436	0.13%
Total											$2,220,893	$2,301,303	1.38%
CF Arch Holdings LLC									Houston, TX
CF Arch Holdings LLC Class A Units	(9)	Equity					8/10/2022		Services: Business	496,967	439,869	776,781	0.47%
Total											$439,869	$776,781	0.47%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	11.55%		2/24/2022	2/7/2027	Retail	$2,789,361	$2,782,736	$2,775,414	1.68%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	2.00%	11.55%		2/24/2022	2/7/2027		1,783,362	1,779,126	1,774,445	1.07%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	11.55%		6/24/2022	2/7/2027		271,737	270,482	270,378	0.16%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	2.00%	11.55%		6/24/2022	2/7/2027		173,733	172,931	172,864	0.10%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	11.55%		6/24/2022	2/7/2027		390,325	388,198	388,373	0.23%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	2.00%	11.55%		6/24/2022	2/7/2027		249,552	248,192	248,304	0.15%
Revolver	(5)	First Lien	3M SOFR+7.00%	2.00%	11.54%		2/24/2022	2/7/2027		787,721	787,721	783,782	0.47%
Total											$6,429,386	$6,413,560	3.86%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.80%		8/2/2023	8/2/2028	Environmental Industries	$3,554,121	$3,488,464	$3,447,497	2.08%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.80%		8/2/2023	8/2/2028		2,272,307	2,230,329	2,204,138	1.33%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.80%		8/2/2023	8/2/2028		2,340,083	2,340,083	2,269,881	1.37%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.80%		8/2/2023	8/2/2028		661,106	653,575	641,273	0.39%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,592	248,949	168,806	0.10%
Total											$8,961,400	$8,731,595	5.27%
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.95%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$5,670,130	$5,601,692	$5,641,779	3.41%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.95%		11/22/2022	11/22/2027		3,625,165	3,581,410	3,607,039	2.18%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.95%		11/22/2022	11/22/2027		261,116	261,116	259,810	0.16%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	438,783	0.27%
Total											$9,988,997	$9,947,411	6.02%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.50%	10.05%		6/30/2023	6/30/2028	High Tech Industries	$2,852,579	$2,811,679	$2,852,579	1.72%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.50%	10.05%		6/30/2023	6/30/2028		1,823,780	1,797,631	1,823,780	1.10%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	767,596	0.46%
Total											$5,094,528	$5,443,955	3.28%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.70%		7/29/2022	7/29/2027	Services: Business	$2,494,231	$2,468,039	$2,444,346	1.48%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.00%	10.70%		7/29/2022	7/29/2027		969,979	959,793	950,579	0.57%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	10.70%		7/29/2022	7/29/2027		1,100,384	1,100,384	1,078,376	0.65%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	277,245	0.17%
Total											$4,871,745	$4,750,546	2.87%
EHI Buyer, Inc.									Grand Prarie, TX
EHI Group Holdings, L.P. Class A Units		Equity					7/31/2023		Environmental Industries	492	$342,972	$892,515	0.54%
Total											$342,972	$892,515	0.54%
Environmental Remedies, LLC	(4)								Hayward, CA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.55%		1/15/2025	1/15/2030	Services: Business	$3,317,957	$3,254,133	$3,254,133	1.97%
ERI Parent Holdings, LLC Class A Units		Equity					1/15/2025			113,419	113,419	113,419	0.07%
Total											$3,367,552	$3,367,552	2.04%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.94%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$2,129,353	$2,089,018	$2,129,353	1.29%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.50%	1.00%	10.94%		5/22/2023	5/22/2028		1,032,140	1,012,589	1,032,140	0.62%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	10.94%		5/22/2023	5/22/2028		353,198	353,198	353,198	0.21%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.94%		5/22/2023	5/22/2028		367,466	367,466	367,466	0.22%
Total											$3,822,271	$3,882,157	2.34%
Eskola LLC	(4)								Morristown, TN
Last Out Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.50%	9.91%		12/19/2024	12/19/2029	Construction & Building	$3,412,412	$3,355,003	$3,327,102	2.01%
Last Out Delayed Draw Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.50%	9.91%		12/19/2024	12/19/2029		1,912,772	1,898,985	1,864,953	1.13%
Eskola Holdings, LLC Class A Units	(9)	Equity					12/19/2024			176	500,436	480,705	0.29%
Total											$5,754,424	$5,672,760	3.43%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.81%		12/7/2023	12/7/2028	Services: Business	$3,666,094	$3,607,571	$3,647,764	2.20%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.81%		12/7/2023	12/7/2028		1,425,703	1,402,944	1,418,574	0.86%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	281,093	0.17%
Total											$5,277,442	$5,347,431	3.23%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%		3/16/2022	3/16/2027	Services: Business	$2,787,268	$2,768,750	$2,773,332	1.68%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.00%	10.67%		3/16/2022	3/16/2027		1,083,938	1,076,737	1,078,518	0.65%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	167,575	0.10%
Total											$4,013,490	$4,019,425	2.43%
FairWave Holdings, LLC	(4)								Kansas City, MO
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	10.80%		4/1/2024	4/1/2029	Beverage & Food	$1,862,639	$1,827,038	$1,834,699	1.12%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.50%	10.80%		4/1/2024	4/1/2029		1,190,867	1,168,106	1,173,004	0.71%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	10.80%		3/31/2025	4/1/2029		559,491	548,301	551,099	0.33%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	10.80%		4/1/2024	4/1/2029		1,077,813	1,066,245	1,061,646	0.64%
GRC Java Holdings, LLC Class A Units		Equity					4/1/2024			1,157	115,663	192,554	0.12%
Total											$4,725,353	$4,813,002	2.92%
FiscalNote Boards LLC	(4)(6)								Toronto, Canada
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.82%		3/11/2024	3/12/2029	Services: Business	$1,202,175	$1,182,122	$1,178,132	0.72%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.82%		3/11/2024	3/12/2029		467,513	459,715	458,163	0.28%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity					5/28/2024			115	77,109	74,306	0.04%
FCP-Connect Holdings LLC Class A Common Shares		Equity					5/28/2024			115	-	-	0.00%
Total											$1,718,946	$1,710,601	1.04%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.95%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$750,331	$741,422	$750,331	0.46%
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.95%		2/10/2025	4/29/2028		157,417	154,403	157,417	0.10%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.00%	10.95%		4/29/2022	4/29/2028		479,720	474,024	479,720	0.29%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	10.95%		4/29/2022	4/29/2028		1,672,280	1,672,280	1,672,280	1.01%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.95%		4/29/2022	4/29/2028		319,429	319,429	319,429	0.19%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.00%	10.95%		4/29/2022	4/29/2028		204,225	204,225	204,225	0.12%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	228,778	0.14%
Total											$3,727,066	$3,812,180	2.31%
Green Intermediateco II, Inc.									Irvine, CA
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	10.30%		8/8/2023	8/8/2028	High Tech Industries	$3,822,463	$3,751,741	$3,784,238	2.29%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	10.30%		8/8/2023	8/8/2028		2,443,870	2,398,654	2,419,431	1.46%
Term Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	10.32%		11/6/2024	8/8/2028		3,589,081	3,523,691	3,553,190	2.15%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	10.30%		8/8/2023	8/8/2028		984,491	975,062	974,646	0.59%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	10.30%		8/8/2023	8/8/2028		629,429	623,401	623,135	0.38%
Green Topco Holdings, LLC Class A Units	(9)	Equity					8/8/2023			194,512	145,222	248,256	0.15%
Total											$11,417,771	$11,602,896	7.02%
Guidant Corp.	(4)								Erie, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.80%		3/11/2024	3/12/2029	Energy: Oil & Gas	$4,648,019	$4,511,795	$4,648,019	2.81%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.80%		3/11/2024	3/12/2029		2,971,685	2,884,591	2,971,685	1.80%
Titan Meter Topco LP Class A Units		Equity					3/11/2024			395,667	395,667	483,886	0.29%
Total											$7,792,053	$8,103,590	4.90%
Heartland Business Systems, LLC									Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.70%		8/26/2022	8/26/2027	Services: Business	$2,253,902	$2,229,379	$2,253,902	1.36%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.70%		8/26/2022	8/26/2027		876,518	866,981	876,518	0.53%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.70%		8/26/2022	8/26/2027		2,339,877	2,321,367	2,339,877	1.41%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.70%		8/26/2022	8/26/2027		909,952	902,754	909,952	0.55%
AMCO HBS Holdings, LP Class A Units		Equity					8/26/2022			1,570	120,502	267,279	0.16%
Total											$6,440,983	$6,647,528	4.01%
Husk AcquireCo Inc.	(6)								Vaughan, Canada
Term Loan	(5)	First Lien	6M SOFR+5.75%	1.50%	10.16%		11/14/2024	11/15/2029	Beverage & Food	$2,125,396	$2,095,537	$2,104,142	1.27%
SK Spectra Holdings LP Class A Units		Equity					11/15/2024			119	119,320	124,896	0.08%
Total											$2,214,857	$2,229,038	1.35%
HV Watterson Holdings, LLC	(4)								#N/A
Term Loan		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026	#N/A	$5,979,629	$5,956,591	$5,860,036	3.54%
Term Loan (PBDC SPV)		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		2,305,570	2,296,687	2,259,459	1.37%
Revolver		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		1,228,776	1,228,776	1,204,200	0.73%
Delayed Draw Term Loan		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		145,261	144,621	142,356	0.09%
Delayed Draw Term Loan (PBDC SPV)		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		56,008	55,761	54,888	0.03%
Total											$9,682,436	$9,520,939	5.76%
Identity Theft Guard Solutions, Inc.	(4)								Portland, OR
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.50%	9.81%		2/28/2025	2/28/2030	Services: Business	$7,127,072	$6,986,354	$6,986,354	4.22%
IDX Parent, LLC Class A-2 Units		Equity					2/28/2025			330,747	330,747	330,747	0.20%
Total											$7,317,101	$7,317,101	4.42%
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.80%		4/28/2023	4/28/2028	Services: Consumer	$2,633,516	$2,588,331	$2,528,175	1.53%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.80%		6/30/2023	4/28/2028		119,705	117,596	114,917	0.07%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.80%		10/11/2023	4/28/2028		240,020	235,618	230,419	0.14%
Revolver	(5)(14)	First Lien	3M SOFR+6.50%	2.00%	10.80%		4/28/2023	4/28/2028		607,105	607,105	582,821	0.35%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			212	212,303	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity					1/31/2024			21	21,483	11,845	0.01%
Total											$3,782,436	$3,468,177	2.10%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.30%		2/15/2022	2/15/2027	High Tech Industries	$3,981,997	$3,947,770	$3,962,087	2.39%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	10.30%		2/15/2022	2/15/2027		1,554,056	1,540,698	1,546,286	0.93%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	10.19%		2/15/2022	2/15/2027		777,989	777,989	774,099	0.47%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.30%		2/15/2022	2/15/2027		1,663,431	1,655,655	1,655,114	1.00%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	10.30%		2/15/2022	2/15/2027		649,188	646,153	645,942	0.39%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	712,042	0.43%
Total											$9,111,837	$9,295,570	5.61%
iNovex Information Systems Incorporated	(4)								Columbia, MD
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	9.55%		12/17/2024	12/17/2030	Services: Business	$3,396,084	$3,346,715	$3,328,162	2.01%
Revolver	(5)	First Lien	1M SOFR+5.25%	1.00%	9.57%		12/17/2024	12/17/2030		575,371	575,371	563,864	0.34%
Total											$3,922,086	$3,892,026	2.35%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.03%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$3,390,502	$3,356,829	$3,373,549	2.04%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+6.50%	1.00%	11.03%		6/6/2022	6/6/2027		2,167,698	2,146,169	2,156,860	1.30%
Gauge Vimergy Coinvest, LLC Units		Equity					6/6/2022			178	175,035	122,137	0.07%
Total											$5,678,033	$5,652,546	3.41%
Luxium Solutions, LLC									Deerfield Beach, OH
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		5/10/2024	12/1/2027	High Tech Industries	$1,429,492	$1,412,556	$1,422,345	0.86%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		5/10/2024	12/1/2027		913,938	903,110	909,368	0.55%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		5/10/2024	12/1/2027		608,744	601,533	605,700	0.37%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		5/10/2024	12/1/2027		389,197	384,587	387,251	0.23%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		5/10/2024	12/1/2027		295,518	293,703	294,040	0.18%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		5/10/2024	12/1/2027		188,938	187,777	187,993	0.11%
Total											$3,783,266	$3,806,697	2.30%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.95%		9/2/2022	9/2/2027	Consumer Goods: Durable	$5,078,735	$5,036,707	$5,027,948	3.04%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.95%		9/2/2022	9/2/2027		3,247,060	3,220,189	3,214,589	1.94%
Revolver	(5)	First Lien	3M Base Rate+4.50%	1.00%	12.00%		9/2/2022	9/2/2027		307,294	307,294	304,221	0.18%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	497,256	0.30%
Total											$8,875,672	$9,044,014	5.46%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	1M SOFR+7.00%	1.00%	11.32%	0.00%	12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$2,300,799	$2,258,152	$2,208,767	1.33%
Term Loan	(5)	First Lien	1M SOFR+7.50%	1.00%	0.00%	11.84%	12/30/2022	12/30/2028		575,200	564,538	552,192	0.33%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.00%	1.00%	11.32%	0.00%	12/30/2022	12/30/2028		1,471,003	1,443,737	1,412,163	0.85%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.50%	1.00%	0.00%	11.84%	12/30/2022	12/30/2028		367,751	360,934	353,041	0.21%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			461,351	461,351	219,952	0.13%
Total											$5,088,712	$4,746,115	2.85%
MBH Management LLC	(4)								Washington, DC
Term Loan	(5)	First Lien	1M SOFR+5.25%	1.50%	9.57%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$3,873,595	$3,801,058	$3,796,123	2.29%
MBH Parent, LLC Common Units	(5)	Equity					11/15/2024			370,083	370,083	396,943	0.24%
Total											$4,171,141	$4,193,066	2.53%
MedLearning Group, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$1,061,396	$1,044,860	$1,045,475	0.63%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		3/26/2024	12/30/2027		678,598	668,026	668,419	0.40%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		3/26/2024	12/30/2027		622,119	612,426	612,787	0.37%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		3/26/2024	12/30/2027		397,748	391,551	391,782	0.24%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		3/26/2024	12/30/2027		507,992	500,097	500,372	0.30%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		3/26/2024	12/30/2027		324,782	319,734	319,910	0.19%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.55%		3/26/2024	12/30/2027		197,576	195,737	194,612	0.12%
Total											$3,732,431	$3,733,357	2.25%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.05%		12/21/2023	12/21/2028	Capital Equipment	$808,800	$795,835	$800,712	0.48%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	2.00%	10.05%		12/21/2023	12/21/2028		517,102	508,813	511,931	0.31%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.05%		12/21/2023	12/21/2028		2,967,461	2,941,425	2,937,786	1.78%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	262,537	0.16%
Total											$4,512,135	$4,512,966	2.73%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+5.75%	1.00%	10.17%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$2,056,446	$2,044,867	$2,056,446	1.24%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.75%	1.00%	10.17%		4/4/2022	4/3/2028		1,314,777	1,307,374	1,314,777	0.79%
Term Loan	(5)	First Lien	1M SOFR+5.75%	1.00%	10.17%		11/20/2024	4/3/2028		1,888,474	$1,879,810	$1,888,474	1.14%
Total											$5,232,051	$5,259,697	3.17%
Mobotrex Acquisition, LLC	(4)								Davenport, IA
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	9.31%		2/28/2025	6/7/2030	Wholesale	$2,092,568	$2,061,556	$2,061,556	1.25%
Total											$2,061,556	$2,061,556	1.25%
Monarch Behavioral Therapy, LLC	(4)								Addison, TX
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.32%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$3,185,373	$3,128,137	$3,153,519	1.91%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	9.32%		6/6/2024	6/6/2030		2,036,550	1,999,957	2,016,185	1.22%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	9.33%		6/6/2024	6/6/2030		309,162	309,162	306,070	0.18%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.32%		6/6/2024	6/6/2030		471,173	466,642	466,461	0.28%
BI Investors, LLC Class A Units		Equity					6/6/2024			3,333	330,352	335,002	0.20%
Total											$6,234,250	$6,277,237	3.79%
Monitorus Holding, LLC	(6)								London, UK
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.81%		5/24/2022	5/24/2027	Media: Diversified & Production	$4,040,944	$4,022,461	$4,000,535	2.42%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.81%		5/24/2022	5/24/2027		2,460,857	2,449,601	2,436,248	1.47%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.81%		5/24/2022	5/24/2027		€1,332,835	1,449,009	1,434,519	0.87%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.81%		5/24/2022	5/24/2027		€2,367,791	2,384,214	2,360,372	1.43%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.81%		5/24/2022	5/24/2027		€1,441,939	1,451,940	1,437,421	0.87%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	7.80%	0.00%	0.00%	8.00%	3/1/2024	6/30/2025		€38,787	42,111	41,533	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	9/30/2024	12/21/2025		€34,111	38,137	36,527	0.02%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	1/31/2025	3/31/2026		€26,331	27,731	28,196	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	31,899	0.02%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	31,899	0.02%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	31,899	0.02%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	31,899	0.02%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	31,899	0.02%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	31,899	0.02%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	31,899	0.02%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	31,899	0.02%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	31,899	0.02%
Sapphire Aggregator S.a r.l. Shares		Equity					3/31/2025			3,607,366	19,509	65,296	0.04%
Total											$12,179,211	$12,127,738	7.35%
Morgan Electrical Group Intermediate Holdings, Inc.									Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	10.57%		8/3/2023	8/3/2029	Construction & Building	$1,218,158	$1,196,389	$1,205,976	0.73%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.50%	10.57%		8/3/2023	8/3/2029		778,822	764,904	771,034	0.47%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	10.57%		8/3/2023	8/3/2029		774,981	767,719	767,231	0.46%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	152,410	0.09%
Total											$2,936,765	$2,896,651	1.75%
Norplex Micarta Acquisition, Inc.	(4)								Postville, IA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.54%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$3,633,870	$3,565,923	$3,561,193	2.15%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	9.54%		10/31/2024	10/31/2029		2,323,294	2,279,853	2,276,828	1.38%
Revolver	(5)	First Lien	1M Base Rate+4.25%		11.75%		10/31/2024	10/31/2029		170,115	170,115	166,713	0.10%
Norplex Micarta Parent, LP Preferred Units		Equity					10/31/2024			427,155	427,155	412,942	0.25%
Total											$6,443,046	$6,417,676	3.88%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	11.30%		11/16/2022	11/16/2027	Services: Business	$4,693,788	$4,636,979	$4,693,788	2.84%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	1.75%	11.30%		11/16/2022	11/16/2027		1,825,362	1,803,270	1,825,362	1.10%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	572,877	0.35%
Total											$6,775,748	$7,092,027	4.29%
Pacific Shoring Holdings, LLC	(4)								Santa Rosa, CA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.55%		1/10/2025	1/10/2030	Capital Equipment	$5,327,581	$5,237,917	$5,237,917	3.17%
Revolver		First Lien	3M SOFR+5.25%	1.50%	9.55%		1/10/2025	1/10/2030		306,849	306,849	301,685	0.18%
PSP Ultimate Holding, LP Class A Units		Equity					1/10/2025			9,163	430,662	430,662	0.26%
Total											$5,975,428	$5,970,264	3.61%
Pearl Media Holdings, LLC	(11)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	10.70%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$1,414,299	$1,398,906	$1,393,085	0.84%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	2.00%	10.70%		8/31/2022	8/31/2027		904,224	894,382	890,661	0.54%
Total											$2,293,288	$2,283,746	1.38%
Plus Delta Buyer LLC	(4)								Carlsbad, CA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.55%		1/16/2025	1/16/2031	Services: Business	$3,955,716	$3,878,221	$3,878,221	2.34%
Plus Delta Parent LLC Class A Units	(5)	Equity					1/16/2025			277,974	277,974	277,974	0.17%
Total											$4,156,195	$4,156,195	2.51%
Red's All Natural, LLC									Franklin, TN
Last Out Term Loan	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	9.58%		1/31/2023	1/31/2029	Beverage & Food	$2,413,968	$2,379,198	$2,413,968	1.46%
Last Out Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	9.58%		1/31/2023	1/31/2029		1,543,357	1,521,127	1,543,357	0.93%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	314,813	0.19%
Total											$4,219,323	$4,272,138	2.58%
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.94%		5/1/2023	8/2/2027	High Tech Industries	$2,945,142	$2,908,410	$2,945,142	1.78%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.94%		5/1/2023	8/2/2027		1,145,333	1,131,048	1,145,333	0.69%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.94%		5/1/2023	8/2/2027		584,505	584,505	584,505	0.35%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	169,799	0.10%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	62,420	0.04%
Total											$4,817,828	$4,907,199	2.96%
Said Intermediate, LLC	(4)								Boston, MA
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.82%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$3,522,473	$3,459,074	$3,434,411	2.08%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.82%		6/13/2024	6/13/2029		2,252,073	2,211,539	2,195,771	1.33%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity					6/13/2024			663	272,727	181,238	0.11%
FCP-Said Holdings, LLC Class A Common Shares		Equity					6/13/2024			625	-	-	0.00%
Total											$5,943,340	$5,811,420	3.52%
Service Minds Company, LLC	(12)								Bradenton, FL
Term Loan	(5)	First Lien	PRIME+7.50%		0.00%	0.00%	2/7/2022	2/7/2028	Services: Consumer	$2,394,428	$2,370,067	$1,292,991	0.78%
Revolver	(5)(15)	First Lien	PRIME+7.50%		0.00%	0.00%	2/7/2022	2/7/2028		537,411	537,411	290,202	0.18%
Revolver	(5)(15)	First Lien	PRIME+7.50%		0.00%	0.00%	9/30/2024	2/7/2028		130,760	130,760	261,520	0.16%
Revolver	(5)(15)	First Lien	PRIME+7.50%		0.00%	0.00%	9/13/2024	2/7/2028		129,317	129,317	258,634	0.16%
Revolver	(5)(15)	First Lien	PRIME+7.50%		0.00%	0.00%	11/12/2024	2/7/2028		290,964	290,964	581,928	0.35%
Revolver	(5)(15)	First Lien	PRIME+7.50%		0.00%	0.00%	2/7/2025	2/7/2028		200,442	200,442	400,884	0.24%
Revolver	(5)(15)	First Lien	PRIME+7.50%		0.00%	0.00%	1/3/2025	2/7/2028		64,659	64,659	129,318	0.08%
Delayed Draw Term Loan	(5)	First Lien	PRIME+7.50%		0.00%	0.00%	2/7/2022	2/7/2028		1,632,031	1,622,487	881,297	0.53%
Total											$5,346,107	$4,096,774	2.48%
Strategus, LLC	(4)								Englewood, CO
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	9.55%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$6,013,663	$5,910,581	$5,910,581	3.57%
CIVIC Strategus Blocker, LLC Class A Units		Equity					1/27/2025			160	160,392	160,392	0.10%
Total											$6,070,973	$6,070,973	3.67%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Teckrez, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	11.17%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$1,059,917	$1,046,328	$1,049,318	0.63%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.75%	2.00%	11.17%		5/24/2024	11/30/2028		677,652	668,964	670,875	0.41%
Revolver	(5)	First Lien	1M SOFR+6.75%	2.00%	11.17%		5/24/2024	11/30/2028		527,869	527,869	522,590	0.32%
HH-Teckrez Parent, LP Preferred Units		Equity					5/24/2024			36,658	36,658	48,484	0.03%
Total											$2,279,819	$2,291,267	1.39%
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.90%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$2,874,368	$2,821,322	$2,874,368	1.74%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.90%		8/7/2023	8/7/2028		1,837,710	1,803,795	1,837,710	1.11%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.90%		9/30/2024	8/7/2028		364,422	357,888	364,422	0.22%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.89%		3/14/2025	8/7/2028		695,831	682,185	695,831	0.42%
BV HGI Holdings, L.P. Class A Units	(5)	Equity					8/7/2023			264,885	264,885	256,830	0.16%
Total											$5,930,075	$6,029,161	3.65%
Tiger 21, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	9.30%		12/30/2024	12/30/2030	Services: Consumer	$6,605,442	$6,477,435	$6,473,332	3.91%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity					12/30/2024			376	376,429	417,503	0.25%
Total											$6,853,864	$6,890,835	4.16%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.45%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$3,406,453	$3,385,557	$3,287,227	1.99%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	1.00%	10.45%		4/1/2022	12/31/2026		2,177,896	2,164,536	2,101,670	1.27%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	10.45%		4/1/2022	12/31/2026		128,683	128,683	124,179	0.08%
Total											$5,678,776	$5,513,076	3.34%
TriplePoint Acquisition Holdings LLC	(4)								Columbus, OH
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	9.55%		5/31/2024	5/31/2029	Construction & Building	$3,034,216	$2,981,421	$3,034,216	1.83%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	9.55%		5/31/2024	5/31/2029		1,179,973	1,159,442	1,179,973	0.71%
TriplePoint Holdco LLC Class A Units	(9)	Equity					5/31/2024			442,295	427,828	872,755	0.53%
Total											$4,568,691	$5,086,944	3.07%
USDTL AcquisitionCo, Inc.	(4)								Des Plaines, IL
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.55%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$1,559,869	$1,529,931	$1,528,672	0.92%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.50%	9.55%		12/9/2024	12/9/2030		107,677	107,677	105,523	0.06%
USDTL Holdings, LLC Preferred Units		Equity					12/9/2024			92	92,427	101,272	0.06%
Total											$1,730,035	$1,735,467	1.04%
WER Holdings, LLC	(4)								Sugar Hill, GA
Term Loan	(5)	First Lien	6M SOFR+5.50%	1.00%	9.95%		4/11/2024	4/11/2030	Services: Business	$785,865	$772,055	$770,148	0.47%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.50%	1.00%	9.95%		4/11/2024	4/11/2030		305,614	300,243	299,502	0.18%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.79%		4/11/2024	4/11/2030		334,420	331,208	327,732	0.20%
Blade Landscape Investments, LLC Class A Units		Equity					4/11/2024			733	73,300	77,625	0.05%
Total											$1,476,806	$1,475,007	0.90%
Total Non-controlled, non-affiliated investments											$330,520,503	$334,655,126	202.24%
Total Investments											$330,520,503	$334,655,126	202.24%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(169,177,200)	(102.24)%
NET ASSETS												$165,477,926	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted in Euros (“€”).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

(4)	At March 31, 2025, Stellus Private Credit BDC (the "Company") had the following outstanding revolver and delayed draw term loan commitments of which there was no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$1,310,335	0.50%	June 5, 2028
2X LLC	Delayed Draw Term Loan	2,828,649	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
AGT Robotique Inc.	Revolver	1,210,120	0.50%	June 22, 2029
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	556,928	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Bart & Associates, LLC	Revolver	628,678	0.50%	August 16, 2030
Bart & Associates, LLC	Delayed Draw Term Loan	4,624,972	1.00%	August 16, 2030
Carolinas Buyer, Inc.	Delayed Draw Term Loan	1,439,876	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	1,119,158	0.50%	December 20, 2030
Cerebro Buyer, LLC	Delayed Draw Term Loan	510,498	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Compost 360 Acquisition, LLC	Revolver	578,940	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	660,469	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	452,923	0.50%	July 29, 2027
Environmental Remedies, LLC	Delayed Draw Term Loan	2,330,762	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	1,383,237	0.50%	January 15, 2030
Eskola LLC**	Delayed Draw Term Loan	2,684,592	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	462,652	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	80,357	0.50%	April 1, 2029
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	254,005	1.00%	March 12, 2029
Florachem Corporation	Revolver	199,675	0.50%	April 29, 2028
Guidant Corp.	Revolver	810,176	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	12,736	0.50%	December 17, 2026
Identity Theft Guard Solutions, Inc.	Revolver	1,092,978	0.50%	February 28, 2025
Impact Home Services LLC	Delayed Draw Term Loan	869,871	1.00%	April 28, 2028
Inoapps Bidco, LLC	Revolver	170,778	0.50%	February 15, 2027
iNovex Information Systems Incorporated	Revolver	794,559	0.50%	December 17, 2030
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	1,229,176	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	204,593	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	1,337,795	1.00%	November 15, 2029
MBH Management LLC	Revolver	772,104	0.50%	November 15, 2029
MedLearning Group, LLC	Delayed Draw Term Loan	792,284	1.00%	December 30, 2027
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	2,000,813	1.00%	June 7, 2030
Mobotrex Acquisition, LLC	Revolver	625,882	0.50%	June 7, 2030
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	370,995	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	252,951	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Norplex Micarta Acquisition, Inc.	Revolver	1,652,550	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	1,994,519	0.50%	January 10, 2030
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,279,635	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	2,561,362	0.50%	January 16, 2031
RIA Advisory Borrower, LLC	Revolver	98,783	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Strategus, LLC	Delayed Draw Term Loan	2,325,095	1.00%	January 27, 2031
Strategus, LLC	Revolver	1,513,228	0.50%	January 27, 2031
Teckrez, LLC	Revolver	58,652	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tiger 21, LLC	Revolver	1,513,228	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	857,888	0.50%	December 31, 2026
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,061,509	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	589,727	0.50%	May 31, 2029
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	2,635,854	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	1,238,291	0.50%	December 9, 2030
WER Holdings, LLC***	Revolver	163,326	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	209,057	1.00%	April 11, 2030
	Total Unfunded Commitments	$72,532,334

* Included in this investment is a Line of Credit (“LOC”) in the amount of $71,794, with LOC rate of 5.25% and a maturity of July 1, 2028.

** This investment is a last-out delayed draw term loan with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

***Included in this investment is LOC in the amount of $16,703, with LOC rate of 5.50% and a maturity of April 11, 2030.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

(5)	These loans include an interest rate floor feature that is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 92.8% of the Company’s total assets as of March 31, 2025.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $696,773, with an unfunded rate of 0.50% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(12)	Investment has been on non-accrual since August 21, 2024.
(13)	This loan is convertible to common units at maturity or at the election of the issuer.
(14)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $128,780 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.
(15)	The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028.

Abbreviation Legend

PIK — Payment-In-Kind

PRIME —  U.S. Prime Rate

SOFR —  Secured Overnight Financing Rate

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		6/5/2023	6/5/2028	Services: Business	$1,781,383	$1,747,854	$1,772,476	1.09%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		6/5/2023	6/5/2028		692,760	679,721	689,296	0.42%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		10/31/2023	6/5/2028		469,097	459,693	466,752	0.29%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		10/31/2023	6/5/2028		182,427	178,770	181,515	0.11%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		12/2/2024	6/5/2028		1,754,531	1,728,724	1,745,758	1.08%
Revolver	(5)	First Lien	3M SOFR+5.00%	2.00%	9.33%		6/5/2023	6/5/2028		284,855	284,855	283,431	0.17%
2X Investors LP Class A Units		Equity					6/5/2023			50,361	503,611	665,727	0.41%
Total											$5,583,228	$5,804,955	3.57%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	10.38%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$3,453,897	$3,396,275	$3,436,628	2.12%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.00%	2.00%	10.38%		12/12/2023	12/12/2028		2,208,229	2,171,389	2,197,188	1.35%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	379,821	0.23%
Total											$6,004,670	$6,013,637	3.70%
AGT Robotique Inc.	(4)(6)								Trois Rivieres, Canada
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	9.58%		6/24/2024	6/22/2029	Capital Equipment	$5,160,972	$5,065,699	$5,083,557	3.13%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	9.58%		6/24/2024	6/22/2029		3,299,638	3,238,726	3,250,143	2.00%
Total											$8,304,425	$8,333,700	5.13%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.58%		3/31/2023	3/31/2028	Capital Equipment	$2,239,287	$2,199,215	$2,239,287	1.38%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.50%	10.58%		3/31/2023	3/31/2028		1,431,675	1,406,055	1,431,675	0.88%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.50%	10.58%		3/31/2023	3/31/2028		291,895	288,854	291,895	0.18%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.50%	10.58%		3/31/2023	3/31/2028		186,621	184,677	186,621	0.11%
AR-USA Holdings, LLC Class A Units	(9)	Equity					3/31/2023			91	87,497	124,457	0.08%
Total											$4,166,298	$4,273,935	2.63%
AMII Acquisition, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.50%	9.08%		12/4/2024	12/4/2029	Services: Consumer	$3,613,970	$3,560,454	$3,560,454	2.19%
AMII Holdings, LP Class B Units		Equity					12/3/2024			6,376	63,758	63,760	0.04%
Total											$3,624,212	$3,624,214	2.23%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	9.65%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$4,329,040	$4,266,013	$4,329,040	2.67%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.25%	0.75%	9.65%		7/1/2022	7/1/2029		2,767,747	2,727,451	2,767,747	1.70%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	10.33%		12/5/2023	7/1/2029		695,974	684,056	695,974	0.43%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.75%	0.75%	10.33%		12/5/2023	7/1/2029		444,967	437,347	444,967	0.27%
Ishtar Co-Invest-B LP Partnership Interests	(9)	Equity					7/1/2022			298,251	146,234	875,026	0.54%
Oshun Co-Invest-B LP Partnership Interests	(9)	Equity					7/1/2022			85,213	81,067	250,004	0.15%
Total											$8,342,168	$9,362,758	5.76%
Axis Portable Air LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		4/17/2023	3/22/2028	Capital Equipment	$516,297	$508,848	$516,297	0.32%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		4/17/2023	3/22/2028		330,091	325,328	330,091	0.20%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.23%		3/22/2022	3/22/2028		811,951	806,735	811,951	0.50%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	10.23%		3/22/2022	3/22/2028		519,116	515,781	519,116	0.32%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		11/3/2022	3/22/2028		2,485,564	2,485,564	2,485,564	1.53%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		11/3/2022	3/22/2028		1,589,131	1,589,131	1,589,131	0.98%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		11/30/2023	3/22/2028		1,516,613	1,516,613	1,516,613	0.93%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	2.00%	10.23%		11/30/2023	3/22/2028		969,638	969,638	969,638	0.60%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	549,441	0.34%
Total											$8,870,299	$9,287,842	5.72%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Baker Manufacturing Company, LLC									Evansville, IN
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022		Capital Equipment	330,978	330,978	409,553	0.25%
Total											$330,978	$409,553	0.25%
Bart & Associates, LLC	(4)								McLean, VA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	9.58%		8/16/2024	8/16/2030	High Tech Industries	$2,063,138	$2,028,490	$2,052,822	1.26%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	9.58%		8/16/2024	8/16/2030		1,319,056	$1,296,904	$1,312,461	0.81%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.00%	9.58%		8/16/2024	8/16/2030		78,585	78,585	78,192	0.05%
B&A Partners Holding, LLC Series A Preferred Units		Equity					8/16/2024			314,339	314,339	295,409	0.18%
Total											$3,718,318	$3,738,884	2.30%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	442,307	649,109	0.40%
Total											$442,307	$649,109	0.40%
Carolinas Buyer, Inc.	(4)								Charlotte, NC
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.60%		12/20/2024	12/20/2030	Beverage & Food	$3,076,296	$3,022,461	$3,022,461	1.86%
Carolinas Holdings, L.P. Class A Units		Equity					12/20/2024			285	285,351	285,352	0.18%
Total											$3,307,812	$3,307,813	2.04%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.36%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$1,246,676	$1,222,375	$1,246,676	0.77%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	9.36%		3/15/2023	3/15/2029		797,055	781,519	797,055	0.49%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	38,691	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(9)	Equity					3/15/2023			184,925	181,040	209,608	0.13%
Total											$2,219,069	$2,292,030	1.41%
CF Arch Holdings LLC									Houston, TX
CF Arch Holdings LLC Class A Units		Equity					8/10/2022		Services: Business	496,967	496,967	983,930	0.61%
Total											$496,967	$983,930	0.61%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		2/24/2022	2/7/2027	Retail	$2,796,569	$2,786,468	$2,768,603	1.70%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		2/24/2022	2/7/2027		1,787,970	1,781,512	1,770,090	1.09%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		6/24/2022	2/7/2027		272,439	271,032	269,715	0.17%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		6/24/2022	2/7/2027		174,182	173,282	172,440	0.11%
Term Loan	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		6/24/2022	2/7/2027		391,331	388,953	387,418	0.24%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	2.00%	11.93%		6/24/2022	2/7/2027		250,195	248,674	247,693	0.15%
Revolver	(5)	First Lien	1M SOFR+7.00%	2.00%	11.44%		2/24/2022	2/7/2027		643,306	643,306	636,873	0.39%
Total											$6,293,227	$6,252,832	3.85%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		8/2/2023	8/2/2028	Environmental Industries	$3,563,142	$3,493,338	$3,456,248	2.13%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		8/2/2023	8/2/2028		2,278,074	2,233,445	2,209,732	1.36%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		8/2/2023	8/2/2028		2,510,360	2,510,360	2,435,049	1.50%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		8/2/2023	8/2/2028		661,106	653,131	641,273	0.39%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,592	248,949	184,989	0.11%
Total											$9,139,223	$8,927,291	5.49%
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.98%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$5,684,669	$5,610,631	$5,656,246	3.48%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.98%		11/22/2022	11/22/2027		3,634,460	3,587,125	3,616,288	2.23%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.98%		11/22/2022	11/22/2027		261,116	261,116	259,810	0.16%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	351,173	0.22%
Total											$10,003,651	$9,883,517	6.09%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		6/30/2023	6/30/2028	High Tech Industries	$2,859,801	$2,816,267	$2,859,801	1.76%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		6/30/2023	6/30/2028		1,828,397	1,800,564	1,828,397	1.13%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	767,655	0.47%
Total											$5,102,049	$5,455,853	3.36%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		7/29/2022	7/29/2027	Services: Business	$2,499,652	$2,470,906	$2,487,154	1.53%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		7/29/2022	7/29/2027		972,087	960,908	967,227	0.60%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		7/29/2022	7/29/2027		1,099,956	1,099,956	1,094,456	0.67%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	369,388	0.23%
Total											$4,875,299	$4,918,225	3.03%
EHI Buyer, Inc.									Grand Prarie, TX
EHI Group Holdings, L.P. Class A Units	(9)	Equity					7/31/2023		Environmental Industries	492	$342,972	$855,182	0.53%
Total											$342,972	$855,182	0.53%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.28%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$2,134,759	$2,090,850	$2,134,759	1.31%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.00%	11.35%		5/22/2023	5/22/2028		1,034,760	1,013,477	1,034,760	0.64%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	10.97%		5/22/2023	5/22/2028		282,558	282,558	282,558	0.17%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	11.35%		5/22/2023	5/22/2028		368,387	368,387	368,387	0.23%
Total											$3,755,272	$3,820,464	2.35%
Eskola LLC	(4)								Morristown, TN
Last Out Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.50%	9.96%		12/19/2024	12/19/2029	Construction & Building	$3,420,964	$3,361,097	$3,361,097	2.08%
Last Out Delayed Draw Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.50%	9.94%		12/19/2024	12/19/2029		1,917,566	1,903,184	1,884,009	1.16%
Eskola Holdings, LLC Class A Units		Equity					12/19/2024			176	500,573	500,949	0.31%
Total											$5,764,854	$5,746,055	3.55%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.09%		12/7/2023	12/7/2028	Services: Business	$3,675,375	$3,613,692	$3,656,998	2.26%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	11.09%		12/7/2023	12/7/2028		1,429,313	1,405,325	1,422,166	0.88%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	242,947	0.15%
Total											$5,285,944	$5,322,111	3.29%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	10.71%		3/16/2022	3/16/2027	Services: Business	$2,794,526	$2,773,819	$2,780,553	1.72%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.00%	10.71%		3/16/2022	3/16/2027		1,086,760	1,078,707	1,081,326	0.67%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	157,416	0.10%
Total											$4,020,529	$4,019,295	2.49%
FairWave Holdings, LLC	(4)								Kansas City, MO
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		4/1/2024	4/1/2029	Beverage & Food	$1,867,342	$1,829,996	$1,839,332	1.14%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		4/1/2024	4/1/2029		1,193,875	1,169,998	1,175,967	0.72%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		4/1/2024	4/1/2029		266,025	266,025	262,035	0.16%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.50%	10.83%		4/1/2024	4/1/2029		683,893	676,419	673,635	0.41%
GRC Java Holdings, LLC Class A Units		Equity					4/1/2024			1,157	115,663	150,360	0.09%
Total											$4,058,101	$4,101,329	2.52%
FiscalNote Boards LLC	(4)(6)								Toronto, Canada
Term Loan	(5)	First Lien	1M SOFR+5.25%	1.00%	9.61%		3/11/2024	3/12/2029	Services: Business	$1,247,896	$1,226,077	$1,222,938	0.76%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.25%	1.00%	9.61%		3/11/2024	3/12/2029		485,293	476,808	475,587	0.29%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity					5/28/2024			115	77,109	88,657	0.05%
FCP-Connect Holdings LLC Class A Common Shares		Equity					5/28/2024			115	-	-	0.00%
Total											$1,779,994	$1,787,182	1.10%
Florachem Corporation	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.98%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$752,260	$742,765	$752,260	0.47%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.00%	10.98%		4/29/2022	4/29/2028		480,953	474,882	480,953	0.30%
Revolver	(5)	First Lien	3M SOFR+6.50%	1.00%	10.98%		4/29/2022	4/29/2028		1,247,970	1,247,970	1,247,970	0.77%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	1.00%	10.98%		4/29/2022	4/29/2028		320,237	320,237	320,237	0.20%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	1.00%	10.98%		4/29/2022	4/29/2028		204,742	204,742	204,742	0.13%
SK FC Holdings, L.P. Class A Units		Equity					4/29/2022			161	161,283	273,011	0.17%
Total											$3,151,879	$3,279,173	2.04%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Green Intermediateco II, Inc.									Irvine, CA
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	10.33%		8/8/2023	8/8/2028	High Tech Industries	$3,832,165	$3,757,179	$3,793,843	2.34%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	10.33%		8/8/2023	8/8/2028		2,450,073	2,402,131	2,425,572	1.49%
Term Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	10.36%		11/6/2024	8/8/2028		3,598,099	3,528,664	3,562,118	2.19%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	10.33%		8/8/2023	8/8/2028		986,984	976,984	977,114	0.60%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	10.33%		8/8/2023	8/8/2028		631,022	624,629	624,712	0.38%
Green Topco Holdings, LLC Class A Units	(9)	Equity					8/8/2023			194,512	157,432	259,599	0.16%
Total											$11,447,019	$11,642,958	7.16%
Guidant Corp.	(4)								Erie, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		3/11/2024	3/12/2029	Energy: Oil & Gas	$4,659,757	$4,516,741	$4,659,757	2.87%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		3/11/2024	3/12/2029		2,979,189	2,887,752	2,979,189	1.83%
Titan Meter Topco LP Class A Units		Equity					3/11/2024			395,667	395,667	594,011	0.37%
Total											$7,800,160	$8,232,957	5.07%
Heartland Business Systems, LLC									Little Chute, WI
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		8/26/2022	8/26/2027	Services: Business	$2,259,681	$2,232,867	$2,259,681	1.39%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		8/26/2022	8/26/2027		878,765	868,337	878,765	0.54%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		8/26/2022	8/26/2027		2,345,846	2,326,714	2,345,846	1.44%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.73%		8/26/2022	8/26/2027		912,274	904,834	912,274	0.56%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	120,502	338,184	0.21%
Total											$6,453,254	$6,734,750	4.14%
Husk AcquireCo Inc.	(6)								Vaughan, Canada
Term Loan	(5)	First Lien	6M SOFR+5.75%	1.50%	10.16%		11/14/2024	11/15/2029	Beverage & Food	$2,130,722	$2,099,561	$2,099,561	1.29%
SK Spectra Holdings LP Class A Units		Equity					11/15/2024			119	119,320	119,320	0.07%
Total											$2,218,881	$2,218,881	1.36%
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026	Services: Business	$5,920,425	$5,894,327	$5,802,017	3.57%
Term Loan (PBDC SPV)		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		2,282,743	2,272,680	2,237,088	1.38%
Revolver		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		1,216,609	1,216,609	1,192,277	0.73%
Delayed Draw Term Loan		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		143,822	143,102	140,946	0.09%
Delayed Draw Term Loan (PBDC SPV)		First Lien	12.0%	0.00%	8.00%	4.00%	2/1/2022	12/17/2026		55,454	55,176	54,345	0.03%
Total											$9,581,894	$9,426,673	5.80%
Impact Home Services LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		4/28/2023	4/28/2028	Services: Consumer	$2,640,217	$2,591,936	$2,547,809	1.57%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		6/30/2023	4/28/2028		120,010	117,757	115,810	0.07%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.83%		10/11/2023	4/28/2028		240,629	235,927	232,207	0.14%
Revolver	(5)(14)	First Lien	3M SOFR+6.50%	2.00%	10.83%		4/28/2023	4/28/2028		607,105	607,105	585,856	0.36%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			212	212,303	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity					1/31/2024			21	21,483	13,014	0.01%
Total											$3,786,511	$3,494,696	2.15%
Inoapps Bidco, LLC	(4)								Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.60%		2/15/2022	2/15/2027	High Tech Industries	$3,992,233	$3,953,850	$3,992,233	2.46%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	10.60%		2/15/2022	2/15/2027		1,558,051	1,543,071	1,558,051	0.96%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	10.22%		2/15/2022	2/15/2027		759,013	759,013	759,013	0.47%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	10.60%		2/15/2022	2/15/2027		1,667,696	1,658,976	1,667,696	1.03%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	10.60%		2/15/2022	2/15/2027		650,853	647,450	650,853	0.40%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	693,648	0.43%
Total											$9,105,932	$9,321,494	5.75%
iNovex Information Systems Incorporated	(4)								Columbia, MD
Term Loan	(5)	First Lien	1M SOFR+5.25%	1.00%	9.63%		12/17/2024	12/17/2030	Services: Business	$3,404,596	$3,353,527	$3,353,527	2.07%
Revolver	(5)	First Lien	1M SOFR+5.25%	1.00%	9.61%		12/17/2024	12/17/2030		383,580	383,580	377,826	0.23%
Total											$3,737,107	$3,731,353	2.30%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.50%	1.00%	11.03%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$3,519,931	$3,481,488	$3,502,331	2.16%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+6.50%	1.00%	11.03%		6/6/2022	6/6/2027		2,250,448	2,225,870	2,239,196	1.38%
Gauge Vimergy Coinvest, LLC Units		Equity					6/6/2022			178	175,035	56,195	0.03%
Total											$5,882,393	$5,797,722	3.57%
Luxium Solutions, LLC									Deerfield Beach, OH
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027	High Tech Industries	$1,433,148	$1,414,887	$1,425,982	0.88%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027		916,275	904,600	911,694	0.56%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027		610,277	602,502	607,226	0.37%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027		390,177	385,206	388,226	0.24%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027		296,262	294,304	294,781	0.18%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		5/10/2024	12/1/2027		189,414	188,162	188,467	0.12%
Total											$3,789,661	$3,816,376	2.35%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.48%		9/2/2022	9/2/2027	Consumer Goods: Durable	$5,078,735	$5,033,025	$5,078,735	3.13%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	1.00%	10.48%		9/2/2022	9/2/2027		3,247,060	3,217,836	3,247,060	2.00%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	312,361	0.19%
Total											$8,562,343	$8,638,156	5.32%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	1M SOFR+7.00%	1.00%	11.34%	0.00%	12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$2,293,054	$2,247,083	$2,224,262	1.37%
Term Loan	(5)	First Lien	1M SOFR+7.50%	1.00%	0.00%	11.84%	12/30/2022	12/30/2028		573,263	561,770	556,065	0.34%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.00%	1.00%	11.34%	0.00%	12/30/2022	12/30/2028		1,466,051	1,436,660	1,422,069	0.88%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.50%	1.00%	0.00%	11.84%	12/30/2022	12/30/2028		366,513	359,165	355,518	0.22%
BC Partners Glengarry Co-Investment LP Class 1 Interests	(9)	Equity					7/7/2023			461,351	461,351	251,111	0.15%
Total											$5,066,029	$4,809,025	2.96%
MBH Management LLC	(4)								Washington, DC
Term Loan	(5)	First Lien	1M SOFR+5.25%	1.50%	9.61%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$3,883,303	$3,807,590	$3,807,590	2.34%
MBH Parent, LLC Common Units	(5)	Equity					11/15/2024			370,083	370,083	370,083	0.23%
Total											$4,177,673	$4,177,673	2.57%
MedLearning Group, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$1,064,090	$1,046,267	$1,048,129	0.65%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		680,320	668,925	670,115	0.41%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		623,710	613,263	614,354	0.38%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		398,765	392,086	392,784	0.24%
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		509,275	500,766	501,636	0.31%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		325,602	320,162	320,718	0.20%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.58%		3/26/2024	12/30/2027		198,071	196,090	195,100	0.12%
Total											$3,737,559	$3,742,836	2.31%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.08%		12/21/2023	12/21/2028	Capital Equipment	$810,848	$797,169	$806,794	0.50%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	2.00%	10.08%		12/21/2023	12/21/2028		518,411	509,665	515,819	0.32%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	10.08%		12/21/2023	12/21/2028		2,974,921	2,947,434	2,960,046	1.82%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	307,992	0.19%
Total											$4,520,330	$4,590,651	2.83%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+5.75%	1.00%	10.21%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$2,056,446	$2,044,040	$2,056,446	1.27%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.75%	1.00%	10.21%		4/4/2022	4/3/2028		1,314,777	1,306,845	1,314,777	0.81%
Term Loan	(5)	First Lien	1M SOFR+5.75%	1.00%	10.22%		11/20/2024	4/3/2028		1,893,219	$1,883,945	$1,893,219	1.17%
Total											$5,234,830	$5,264,442	3.25%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monarch Behavioral Therapy, LLC	(4)								Addison, TX
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.36%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$3,193,396	$3,134,008	$3,161,462	1.95%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	9.36%		6/6/2024	6/6/2030		2,041,680	2,003,711	2,021,263	1.24%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	9.34%		6/6/2024	6/6/2030		28,106	28,106	27,825	0.02%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	9.36%		6/6/2024	6/6/2030		297,667	294,740	294,690	0.18%
BI Investors, LLC Class A Units	(9)	Equity					6/6/2024			3,333	330,352	337,585	0.21%
Total											$5,790,917	$5,842,825	3.60%
Monitorus Holding, LLC	(6)								London, UK
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	11.59%		5/24/2022	5/24/2027	Media: Diversified & Production	$4,040,944	$4,020,545	$4,000,535	2.46%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	1.00%	11.59%		5/24/2022	5/24/2027		2,460,857	2,448,434	2,436,248	1.50%
Revolver	(5)	First Lien	3M SOFR+7.00%	1.00%	11.59%		5/24/2022	5/24/2027		€1,332,835	1,449,009	1,434,519	0.88%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+7.00%	1.00%	11.59%		5/24/2022	5/24/2027		€2,367,791	2,389,837	2,365,939	1.46%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	1.00%	11.59%		5/24/2022	5/24/2027		€1,441,939	1,455,365	1,440,811	0.89%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	11/15/2023	3/31/2025		€17,687	18,987	18,233	0.01%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	3/1/2024	6/30/2025		€35,907	38,983	37,015	0.02%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	9/30/2024	12/21/2025		€34,111	38,136	35,165	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	36,156	0.02%
Total											$12,153,794	$12,093,869	7.42%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	10.61%		8/3/2023	8/3/2029	Construction & Building	$1,221,241	$1,198,495	$1,215,135	0.75%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.50%	10.61%		8/3/2023	8/3/2029		780,794	766,252	776,890	0.48%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	10.61%		8/3/2023	8/3/2029		776,938	769,348	773,053	0.48%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	168,606	0.10%
Total											$2,941,848	$2,933,684	1.81%
Norplex Micarta Acquisition, Inc.	(4)								Postville, IA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.84%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$3,642,977	$3,571,990	$3,571,990	2.20%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	9.84%		10/31/2024	10/31/2029		2,329,117	2,283,732	2,283,732	1.41%
Norplex Micarta Parent, LP Preferred Units		Equity					10/31/2024			427,155	427,155	427,155	0.26%
Total											$6,282,877	$6,282,877	3.87%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+7.00%	1.75%	11.33%		11/16/2022	11/16/2027	Services: Business	$4,693,788	$4,632,507	$4,693,788	2.89%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.00%	1.75%	11.33%		11/16/2022	11/16/2027		1,825,362	1,801,530	1,825,362	1.12%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	545,729	0.34%
Total											$6,769,536	$7,064,879	4.35%
Pearl Media Holdings, LLC	(11)								Garland, TX
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	10.73%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$1,418,003	$1,401,171	$1,403,823	0.86%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	2.00%	10.73%		8/31/2022	8/31/2027		906,592	895,831	897,526	0.55%
Total											$2,297,002	$2,301,349	1.41%
Red's All Natural, LLC									Franklin, TN
Last Out Term Loan	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	9.88%		1/31/2023	1/31/2029	Beverage & Food	$2,413,968	$2,377,449	$2,413,968	1.49%
Last Out Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	9.88%		1/31/2023	1/31/2029		1,543,357	1,520,009	1,543,357	0.95%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	367,582	0.23%
Total											$4,216,456	$4,324,907	2.67%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	11.22%		5/1/2023	8/2/2027	High Tech Industries	$2,952,655	$2,912,707	$2,952,655	1.82%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	11.22%		5/1/2023	8/2/2027		1,148,255	1,132,719	1,148,255	0.71%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	11.22%		5/1/2023	8/2/2027		178,437	178,437	178,437	0.11%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	101,428	0.06%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	62,420	0.04%
Total											$4,417,728	$4,443,195	2.74%
Said Intermediate, LLC	(4)								Boston, MA
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.86%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$3,531,345	$3,465,596	$3,478,375	2.14%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.86%		6/13/2024	6/13/2029		2,257,745	2,215,709	2,223,879	1.37%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity					6/13/2024			663	272,727	225,635	0.14%
FCP-Said Holdings, LLC Class A Common Shares		Equity					6/13/2024			625	-	-	0.00%
Total											$5,954,032	$5,927,889	3.65%
Service Minds Company, LLC	(12)								Bradenton, FL
Term Loan	(5)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	2/7/2022	2/7/2028	Services: Consumer	$2,442,617	$2,416,387	$1,502,209	0.93%
Revolver	(5)(15)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	2/7/2022	2/7/2028		540,111	540,111	332,168	0.20%
Revolver	(5)(15)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	9/30/2024	2/7/2028		130,760	130,760	130,760	0.08%
Revolver	(5)(15)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	9/13/2024	2/7/2028		129,317	129,317	129,317	0.08%
Revolver	(5)(15)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	11/12/2024	2/7/2028		290,964	290,964	290,964	0.18%
Delayed Draw Term Loan	(5)	First Lien	PRIME+7.50%	1.00%	0.00%	0.00%	2/7/2022	2/7/2028		1,642,692	1,632,446	1,010,256	0.62%
Total											$5,139,985	$3,395,674	2.09%
Teckrez, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	11.21%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$1,062,600	$1,048,256	$1,057,287	0.65%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.75%	2.00%	11.21%		5/24/2024	11/30/2028		679,367	670,197	675,970	0.42%
Revolver	(5)	First Lien	1M SOFR+6.75%	2.00%	11.21%		5/24/2024	11/30/2028		293,260	293,260	291,794	0.18%
HH-Teckrez Parent, LP Preferred Units		Equity					5/24/2024			36,658	36,658	51,724	0.03%
Total											$2,048,371	$2,076,775	1.28%
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.93%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$2,881,663	$2,825,400	$2,881,663	1.77%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.93%		8/7/2023	8/7/2028		1,842,375	1,806,404	1,842,375	1.13%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.93%		9/30/2024	8/7/2028		365,337	358,403	365,337	0.22%
BV HGI Holdings, L.P. Class A Units	(5)	Equity					8/7/2023			264,885	264,885	206,031	0.13%
Total											$5,255,092	$5,295,406	3.25%
Tiger 21, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	9.32%		12/30/2024	12/30/2030	Services: Consumer	$6,621,997	$6,489,558	$6,489,558	4.00%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity					12/30/2024			376	376,429	376,429	0.23%
Total											$6,865,987	$6,865,987	4.23%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	10.48%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$3,415,461	$3,391,719	$3,295,920	2.03%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	1.00%	10.48%		4/1/2022	12/31/2026		2,183,656	2,168,476	2,107,228	1.30%
Total											$5,560,195	$5,403,148	3.33%
TriplePoint Acquisition Holdings LLC	(4)								Columbus, OH
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.83%		5/31/2024	5/31/2029	Construction & Building	$3,041,859	$2,986,480	$3,026,650	1.86%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.83%		5/31/2024	5/31/2029		1,182,945	1,161,409	1,177,030	0.72%
TriplePoint Holdco LLC Class A Units	(9)	Equity					5/31/2024			442,295	435,835	755,460	0.47%
Total											$4,583,724	$4,959,140	3.05%
USDTL AcquisitionCo, Inc.	(4)								Des Plaines, IL
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.58%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$1,563,778	$1,532,814	$1,532,814	0.94%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.50%	9.58%		12/9/2024	12/9/2030		269,194	269,194	263,864	0.16%
USDTL Holdings, LLC Preferred Units		Equity					12/9/2024			92	92,427	92,428	0.06%
Total											$1,894,435	$1,889,106	1.16%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
WER Holdings, LLC	(4)								Sugar Hill, GA
Term Loan	(5)	First Lien	6M SOFR+5.50%	1.00%	9.95%		4/11/2024	4/11/2030	Services: Business	$787,844	$773,501	$776,026	0.48%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.50%	1.00%	9.95%		4/11/2024	4/11/2030		306,384	300,806	301,788	0.19%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	9.83%		4/11/2024	4/11/2030		54,442	54,442	53,625	0.03%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.87%		4/11/2024	4/11/2030		335,259	331,920	330,230	0.20%
Blade Landscape Investments, LLC Class A Units		Equity					4/11/2024			733	73,300	78,174	0.05%
Total											$1,533,969	$1,539,843	0.95%
Total Non-controlled, non-affiliated investments											$297,791,269	$300,732,065	185.19%
Total Investments											$297,791,269	$300,732,065	185.19%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(138,344,185)	(85.19)%
NET ASSETS												$162,387,880	100.00%
(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(4)	At December 31, 2024, Stellus Private Credit BDC’s (the “Company”) had the following outstanding revolver and delayed draw term loan commitments of which there was no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	1,993,987	0.50%	June 5, 2028
2X LLC	Delayed Draw Term Loan	2,828,649	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
AGT Robotique Inc.	Revolver	1,210,120	0.50%	June 22, 2029
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	556,928	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Bart & Associates, LLC	Revolver	707,263	0.50%	August 16, 2030
Bart & Associates, LLC	Delayed Draw Term Loan	4,624,972	1.00%	August 16, 2030
Carolinas Buyer, Inc.	Delayed Draw Term Loan	1,439,876	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	1,119,158	0.50%	December 20, 2030
Cerebro Buyer, LLC	Delayed Draw Term Loan	510,498	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	144,416	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	408,663	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	660,469	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	452,923	0.50%	July 29, 2027
Equine Network, LLC	Revolver	70,639	0.50%	May 22, 2028
Eskola LLC**	Delayed Draw Term Loan	2,684,592	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	196,627	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	395,630	0.50%	April 1, 2029
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	254,005	1.00%	March 12, 2029
Florachem Corporation	Revolver	623,985	0.50%	April 29, 2028
Guidant Corp.	Revolver	810,176	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	24,902	0.50%	December 17, 2026
Impact Home Services LLC	Delayed Draw Term Loan	869,871	1.00%	April 28, 2028
Inoapps Bidco, LLC	Revolver	189,753	0.50%	February 15, 2027
iNovex Information Systems Incorporated	Revolver	986,350	0.50%	December 17, 2030
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	1,536,470	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	204,593	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	1,337,795	1.00%	November 15, 2029
MBH Management LLC	Revolver	772,104	0.50%	November 15, 2029
MedLearning Group, LLC	Delayed Draw Term Loan	792,284	1.00%	December 30, 2027
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	545,250	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	534,008	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	521,873	1.00%	August 3, 2029
Norplex Micarta Acquisition, Inc.	Revolver	1,822,665	0.50%	October 31, 2029
RIA Advisory Borrower, LLC	Revolver	504,851	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Teckrez, LLC	Revolver	293,260	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tiger 21, LLC	Revolver	1,513,228	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,061,509	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	589,727	0.50%	May 31, 2029
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	2,635,854	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	1,076,774	0.50%	December 9, 2030
WER Holdings, LLC***	Revolver	108,884	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	209,057	1.00%	April 11, 2030
	Total Unfunded Commitments	$56,936,322

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

* Included in this investment is LOC in the amount of $71,794, with LOC rate of 5.25% and a maturity of July 1, 2028.

** This investment is a last-out delayed draw term loan with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

*** Included in this investment is LOC in the amount of $16,703, with LOC rate of 5.50% and a maturity of April 11, 2030.

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

March 31, 2025

(unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 (“Inception”) as a Delaware statutory trust and is an externally managed, closed-end, non-diversified investment management company. Prior to February 1, 2022 (“Commencement of Operations”), the Company was devoting substantially all of its efforts to establishing the business and conducting organizational and marketing efforts. The Company is applying the guidance of Accounting Standards Codification Topic 946, Financial Services Investment Companies (“ASC Topic 946”). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor (as defined below) manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Trustees who are interested persons as defined in Section 2(a)(19) of the 1940 Act are referred to herein as Interested Trustees. The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company, is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital Management”), and an investment adviser that is registered with the is registered with the SEC under the Advisers Act. Stellus Capital Management serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). Stellus Capital Management, may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As of March 31, 2025, the Company has issued a total of 10,873,321 common shares of beneficial interest in connection with draw downs of $130,000,000 of outstanding capital commitments, share purchases of $37,800,000 by investors pursuant to immediate share issuance subscription agreements, and $2,672,998 from dividend reinvestments for total contributed capital of $170,472,998. As of March 31, 2025, the Company had $106,937,318 in uncalled capital commitments pursuant to draw down subscription agreements.

On August 15, 2024, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the common shares of beneficial interest outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. As of March 31, 2025, the Company repurchased 506,072 common shares of beneficial interest at a weighted average purchase price of $15.15.

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

March 31, 2025

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States., (ii) is not an investment company that are wholly owned subsidiaries of a BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250,000,000 or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2,000,000. Additionally, in accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (including any preferred stock that we may issue in the future) of at least 150%, subject to meeting certain conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 196% and 216%, respectively.

The Company’s investment objective is to maximize the total return to its shareholders in the form of current income and capital appreciation through debt and related equity investments in lower middle-market companies (“LMM”). The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. LMM companies (typically those with $5,000,000 to $50,000,000 of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) with a focus on investing through first lien (including unitranche) loans, often with a corresponding equity investment. The Company sources investments primarily through the extensive network of relationships that the principals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, LMM companies, management teams and other professional intermediaries.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024.

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

Cash and Cash Equivalents

As of March 31, 2025, cash balances totaling $65,121 did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000.

In addition, at March 31, 2025, the Company held $2,425,032 in cash equivalents, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facilities. See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company but do consolidate any investment company subsidiary. Accordingly, we consolidated the results of the Taxable Subsidiary. All intercompany balances have been eliminated upon consolidation.

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

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering costs, included on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period beginning with the Commencement of Operations. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to the Private Offering. As of March 31, 2025 and December 31, 2024, $119,101 and $127,983 of such offering costs had yet to be amortized, respectively.

Investments

Rule 2a-5 under the 1940 Act allows the Board to designate a valuation designee (the “Valuation Designee ”) to perform the fair value determination responsibilities, subject to certain conditions, including continued board of directors’ oversight and creates a framework for the determination of the fair value of a fund’s investment in order to establish a standard baseline valuation practice across all funds. Determination of fair value in good faith requires, among other things, assessment and management of material valuation risks, the establishment and consistent application of appropriate methodologies for calculating fair value (including regular review of which methodologies have been selected and monitoring for circumstances that require fair value), the regular testing of the established fair value methodologies, and the evaluation and oversight of any pricing services used. The Board has amended its

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

valuation policy in accordance with the requirements of Rule 2a-5 and Rule 31a-4. The Board has not elected to designate a Valuation Designee.

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

March 31, 2025

(unaudited)

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

A presentation of the interest income we have received from portfolio companies for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Loan interest	$7,515,563	$5,766,290
PIK interest	67,674	159,943
Fee amortization income(1)	309,359	299,716
Fee income acceleration(2)	10,562	83,432
Total Interest Income	$7,903,158	$6,309,381
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of income. As of March 31, 2025, the Company had loans to one portfolio company on non-accrual status, which represented approximately 1.7% of the Company’s loan portfolio at cost and 1.3% at fair value. As of March 31, 2025 and December 31, 2024, $739,403 and $89,992 of income from investments on non-accrual has not been accrued, respectively. As of December 31, 2024, the Company had loans to one portfolio company on non-accrual status, which represented approximately 1.8% of the Company’s loan portfolio at cost and 1.2% at fair value. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

March 31, 2025

(unaudited)

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2024, the Company estimates that it had $647,253 of undistributed taxable income that was carried forward toward distributions to be paid in 2025. The Company intends to distribute any undistributed ordinary income as of December 31, 2024 within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2024.

Current income tax expense estimates for the three months ended March 31, 2025 and 2024 of $2,349 and $21,589 is mostly related to federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of March 31, 2025, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, the Company recorded deferred income tax benefit of $61,859 and $45,885 related to the Taxable Subsidiary, respectively. In addition, as of March 31, 2025 and December 31, 2024, the Company had a deferred tax liability of $197,596 and $259,455, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Distributable Earnings

The components that make up total distributable earnings on the Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Accumulated net realized gain from investments, net of cumulative dividends of $254,817 for both periods	$446,005	$386,329
Net realized gain on foreign currency translations	55,826	113,882
Net unrealized appreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $197,596 and $259,455, respectively	3,917,069	2,674,418
Net unrealized appreciation on foreign currency translations	19,958	6,923
Accumulated undistributed net investment loss	(959,348)	(384,258)
Total distributable earnings	$3,479,510	$2,797,294

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this quarterly report on Form 10-Q. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the Consolidated Financial Statements and the notes thereto.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

See Note 11 to the Consolidated Financial Statements contained herein for further discussion regarding recently issued accounting standards.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and the Incentive Fee (as defined below) (the "Base Management Fee"). In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. The Advisor has agreed to waive the base management fee in excess of 1.00%, for periods ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange. For the three months ended March 31, 2025, the Company accrued management fees of $1,035,829 of which $345,276 have been waived by the Advisor pursuant to the terms of the Advisory Agreement. For the three months ended March 31, 2024, the Company accrued management fees of $800,654, all of which have been waived. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

Incentive Fee

The incentive fee will consist of two components, an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other collectively (the "Incentive Fee"), with the result that one component may be payable even if the other is not.

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

March 31, 2025

(unaudited)

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

For the three months ended March 31, 2025 and 2024, the Company accrued Income Incentive Fees of $578,315 and $598,401, respectively. For the three months ended March 31, 2025 and 2024, $192,772 and $199,467, respectively, of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange.

As of March 31, 2025 and December 31, 2024, $453,470 and $452,186, respectively, of such Income Incentive Fees were payable to the Advisor, of which $382,330 and $384,260, respectively, are currently payable (as explained below). As of March 31, 2025 and December 31, 2024, $71,140 and $67,926, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. As of both March 31, 2025 and December 31, 2024, no Income Incentive Fees were deferred pursuant to the Cumulative Pre-Incentive Fee Net Return limitation and are not currently payable. The Income Incentive Fees that have been waived by the Advisor are not subject to recoupment.

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

March 31, 2025

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

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended
	March 31, 2025	March 31, 2024
Investment income incentive fees incurred	$578,315	$598,401
Capital gains incentive fees incurred	163,139	37,891
Income incentive fee waiver	(192,772)	(199,467)
Incentive fees expense	$548,682	$436,825

	March 31, 2025	December 31, 2024
Investment income incentive fee currently payable	$382,330	$384,260
Investment income incentive fee deferred	71,140	67,926
Capital gains incentive fee deferred	469,368	306,229
Incentive fee payable	$922,838	$758,415

Expense Support and Conditional Reimbursement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor under which the Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of the Company’s total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; U.S. federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three months ended March 31, 2025 and 2024, the Company recorded expense reimbursements of $84,378 and $197,775, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

As of March 31, 2025, expenses reimbursed by the Advisor included in the Consolidated Statements of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$—	March 31, 2025
June 30, 2022	87,423	—	87,423	June 30, 2025
September 30, 2022	79,475	—	79,475	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025
March 31, 2023	219,880	—	219,880	March 31, 2026
June 30, 2023	139,229	—	139,229	June 30, 2026
September 30, 2023	82,743	—	82,743	September 30, 2026
December 31, 2023	126,539	—	126,539	December 31, 2026
March 31, 2024	197,775	—	197,775	March 31, 2027
June 30, 2024	77,042	—	77,042	June 30, 2027
September 30, 2024	128,331	—	128,331	September 30, 2027
December 31, 2024	161,473	—	161,473	December 31, 2027
March 31, 2025	84,378	—	84,378	March 31, 2028
Totals	$1,605,732	$—	$1,447,799

The following tables summarize the components of the expenses reimbursed/fees waived by the Advisor included in the Consolidated Statements of Operations:

	For the three months ended
	March 31, 2025	March 31, 2024
Management fee waiver	$345,276	$800,654
Income incentive fee waiver	192,772	199,467
Expense support and conditional reimbursement	84,378	197,775
Expenses reimbursed/fees waived by Investment Advisor	$622,426	$1,197,896

Trustees’ Fees

Each Independent Trustee of the Board is paid an annual board retainer of $50,000, payable in quarterly installments. The Company reimburses Independent Trustees for any out-of-pocket expenses related to their service as members of the Board. The Independent Trustees of the Board do not receive any stock-based compensation for their service as members of the Board. The Company’s Interested Trustees, who are employed by Stellus Capital Management, do not receive any compensation for their service as members of the Board. In addition, the Audit Committee Chairman is paid an additional annual retainer of $10,000.

For the both three months ended March 31, 2025 and 2024, the Company recorded an expense relating to trustees’ fees of $40,000. As of both March 31, 2025 and December 31, 2024, no trustees’ fees were payable to the Company’s trustees.

Co-Investment Pursuant to SEC Order

On May 9, 2022, the Company received an exemptive order (the “Order”) from the SEC that permits it to co-invest with investment funds managed by the Advisor and its affiliates where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting the Company to co-invest with other funds managed by the Advisor and

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its and do not involve overreaching of the Company or its shareholders on the part of any person concerned; (2) the transaction is consistent with the interests of its shareholders and is consistent with the Company’s investment objectives and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit the Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

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

Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and his staff. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, Stellus Capital Management will be paid an additional amount based on the services provided, which shall not exceed the amount that the Company receives from such portfolio companies for providing this assistance. The Administration Agreement had an initial term of two years and may be renewed with the approval of the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management.

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three months ended March 31, 2025 and 2024, the Company recorded expenses of $114,423 and $96,698, respectively, relating to the Administration Agreement. As of March 31, 2025 and December 31, 2024, $114,423 and $93,007, respectively, remained payable to Stellus Capital Management under the Administration Agreement.

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

Under the Administration Agreement, the Company is required to indemnify the Administrator, its affiliates and their respective directors, officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with any of them from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the the Administrator, its affiliates and their respective directors, officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with any of them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Administrator’s duties or obligations under the Administration Agreement or otherwise as administrator for the Company, with the exception of actions that resulted from criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of the Administrator’s duties or by reason of the reckless disregard of the Administrator’s duties and obligations under the Administration Agreement.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution.

For the three months ended March 31, 2025 and 2024, the Company declared aggregate distributions of $0.36 and $0.50 per share on its common stock, respectively. The Company has declared distributions of $5.03 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024			$1.98
Fiscal 2025
January 9, 2025	January 10, 2025	January 31, 2025	$0.12
January 9, 2025	February 3, 2025	February 28, 2025	$0.12
January 9, 2025	March 3, 2025	March 31, 2025	$0.12
Total			$5.03
(1)	Distributions for the year ended 2024, 2023, and 2022 are shown in aggregate amounts.

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and the Company's transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the Company's transfer agent and registrar in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board for such distribution. If such notice is not received by the record date fixed by the Board for such distribution, then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company issued 21,284 and 23,386 shares through the DRIP for the three months ended March 31, 2025 and 2024, respectively.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

As of March 31, 2025, the Company has issued a total of 10,873,321 common shares of beneficial interest in connection with draw downs of $130,000,000 from outstanding capital commitments and share purchases of $37,800,000 by investors pursuant to immediate share issuance subscription agreements and $2,672,998 from dividend reinvestments for total contributed capital of $170,472,998. As of March 31, 2025, the Company had $106,937,318 in uncalled capital commitments pursuant to draw down subscription agreements.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507	14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000	15.10
Dividend reinvestment	January 5, 2024	13,315	201,062	—	201,062	15.10
Immediate share issuance	January 30, 2024	117,897	1,793,210	6,790	1,800,000	15.21
Dividend reinvestment	January 31, 2024	4,938	75,104	—	75,104	15.21
Dividend reinvestment	February 29, 2024	5,133	78,073	—	78,073	15.21
Immediate share issuance	March 1, 2024	73,683	1,120,712	4,288	1,125,000	15.21
Immediate share issuance	March 28, 2024	40,936	622,624	2,376	625,000	15.21
Dividend reinvestment	April 1, 2024	5,717	86,960	—	86,960	15.21
Immediate share issuance	April 29, 2024	414,531	6,325,743	24,257	6,350,000	15.26
Dividend reinvestment	April 30, 2024	6,198	94,576	—	94,576	15.26
Capital draw down	May 22, 2024	1,310,616	20,000,000	—	20,000,000	15.26
Immediate share issuance	May 31, 2024	214,138	3,267,729	12,271	3,280,000	15.26
Dividend reinvestment	May 31, 2024	7,930	121,011	—	121,011	15.26
Immediate share issuance	June 26, 2024	65,283	996,220	3,780	1,000,000	15.26
Dividend reinvestment	June 28, 2024	8,086	123,392	—	123,392	15.26
Immediate share issuance	July 30, 2024	104,924	1,593,789	6,211	1,600,000	15.19
Dividend reinvestment	July 31, 2024	8,014	121,739	—	121,739	15.19
Immediate share issuance	August 27, 2024	49,182	747,086	2,914	750,000	15.19
Dividend reinvestment	August 30, 2024	9,424	143,144	—	143,144	15.19
Share repurchase program	September 19, 2024	(373,094)	(5,667,305)	—	(5,667,305)	15.19
Immediate share issuance	September 24, 2024	196,726	2,988,271	11,729	3,000,000	15.19
Dividend reinvestment	September 30, 2024	9,264	140,726	—	140,726	15.19
Immediate share issuance	October 30, 2024	29,603	448,186	1,814	450,000	15.14
Dividend reinvestment	October 31, 2024	10,747	162,714	—	162,714	15.14
Immediate share issuance	November 27, 2024	33,876	512,872	2,128	515,000	15.14
Dividend reinvestment	November 29, 2024	10,956	165,869	—	165,869	15.14
Capital draw down	December 23, 2024	1,328,901	20,000,000	—	20,000,000	15.05
Immediate share issuance	December 27, 2024	27,790	418,238	1,762	420,000	15.05
Share repurchase program	December 31, 2024	(132,978)	(1,999,989)	—	(1,999,989)	15.04
Dividend reinvestment	December 31, 2024	11,223	168,791	—	168,791	15.04
Immediate share issuance	January 30, 2025	23,646	358,474	1,526	360,000	15.16
Dividend reinvestment	January 31, 2025	7,429	112,770	—	112,770	15.18
Immediate share issuance	February 28, 2025	73,889	1,120,144	4,856	1,125,000	15.16
Dividend reinvestment	February 28, 2025	6,833	103,586	—	103,586	15.16
Immediate share issuance	March 27, 2025	39,407	597,405	2,595	600,000	15.16
Dividend reinvestment	March 31, 2025	7,022	106,474	—	106,474	15.16
Total		10,873,321	$162,663,453	$142,251	$162,805,704
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of March 31, 2025, in the amount of $807,288, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Share Repurchase Program

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn prior to the expiration of the applicable tender offer as of March 31, 2025:

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

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net increase in net assets resulting from operations	$4,564,057	$3,931,422
Weighted average common shares of beneficial interest	10,767,600	7,227,206
Net increase in net assets from operations per share	$0.42	$0.54

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

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

At March 31, 2025, the Company had investments in 65 portfolio companies. The composition of our investments as of March 31, 2025 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$315,883,118	$315,168,012
Unsecured Debt	107,979	106,256
Equity	14,529,406	19,380,858
Total Investments	$330,520,503	$334,655,126
(1)	Includes unitranche investments, which accounted for 2.7% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

At December 31, 2024, the Company had investments in 59 portfolio companies. The composition of our investments as of December 31, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$284,068,534	$283,482,729
Unsecured Debt	96,106	90,413
Equity	13,626,629	17,158,923
Total Investments	$297,791,269	$300,732,065
(1)	Includes unitranche investments, which accounted for 3.1% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had 50 and 46 of such investments with aggregate unfunded commitments of $72,532,334 and $56,936,322, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The aggregate gross unrealized appreciation (depreciation) and the aggregate cost and fair value of the Company’s portfolio company securities as March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Aggregate cost of portfolio company securities	$330,520,503	$297,791,269
Gross unrealized appreciation of portfolio company securities	8,218,984	6,531,245
Gross unrealized depreciation of portfolio company securities	(4,104,318)	(3,597,372)
Gross unrealized appreciation on foreign currency translation	21,343	11,656
Gross unrealized depreciation on foreign currency translation	(1,386)	(4,733)
Aggregate fair value of portfolio company securities	$334,655,126	$300,732,065

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2025 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$315,168,012	$315,168,012
Unsecured Debt	—	—	106,256	106,256
Equity	—	—	19,380,858	19,380,858
Total Investments	$—	$—	$334,655,126	$334,655,126

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2024 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$283,482,729	$283,482,729
Unsecured Debt	—	—	90,413	90,413
Equity	—	—	17,158,923	17,158,923
Total Investments	$—	$—	$300,732,065	$300,732,065

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The changes in aggregate values of Level 3 portfolio investments during the three months ended March 31, 2025 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2024	$283,482,729	$90,413	$17,158,923	$300,732,065
Purchases of investments	35,419,101	27,731	1,332,703	36,779,535
Payment-in-kind interest	64,182	3,492	—	67,674
Sales and Redemptions	(3,898,796)	(19,351)	(429,925)	(4,348,072)
Change in unrealized depreciation on investments included in earnings	(129,302)	(118)	1,310,212	1,180,792
Change in unrealized appreciation on foreign currency translation included in earnings	—	4,089	8,945	13,034
Amortization of premium and accretion of discount, net	230,098	—	—	230,098
Fair value at March 31, 2025	$315,168,012	$106,256	$19,380,858	$334,655,126

There were no Level 3 transfers during the three months ended March 31, 2025.

The changes in aggregate values of Level 3 portfolio investments during the year ended December 31, 2024 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2023	$197,292,058	$17,730	$11,264,290	$208,574,078
Purchases of investments	115,327,846	77,120	4,400,217	119,805,183
Payment-in-kind interest	1,058,247	1,569	—	1,059,816
Sales and Redemptions	(30,024,338)	—	(241,720)	(30,266,058)
Realized gain on investment	—	—	—	—
Change in unrealized depreciation on investments included in earnings	(849,653)	(787)	1,756,674	906,234
Change in unrealized depreciation on foreign currency translation included in earnings	—	(5,219)	(20,538)	(25,757)
Amortization of premium and accretion of discount, net	678,569	—	—	678,569
Fair value at December 31, 2024	$283,482,729	$90,413	$17,158,923	$300,732,065

There were no Level 3 transfers during the year ended December 31, 2024.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$58,788,924	$57,220,241	17.11%
Texas	40,025,731	42,043,395	12.56%
New York	32,895,535	34,114,534	10.19%
California	27,853,711	27,993,558	8.36%
Illinois	16,284,216	16,006,952	4.78%
Colorado	15,888,530	15,891,015	4.75%
Pennsylvania	13,699,367	15,004,471	4.48%
Canada	12,223,758	12,252,401	3.66%
United Kingdom	12,179,211	12,127,738	3.62%
Tennessee	9,973,747	9,944,898	2.97%
Maryland	9,600,862	9,405,102	2.81%
Arizona	8,849,614	9,337,310	2.79%
Ohio	8,351,957	8,893,641	2.66%
Iowa	8,504,602	8,479,232	2.53%
Oregon	7,317,101	7,317,101	2.19%
Wisconsin	6,440,983	6,647,528	1.99%
Michigan	5,930,075	6,029,161	1.80%
Massachusetts	5,943,340	5,811,420	1.74%
Idaho	5,232,051	5,259,697	1.57%
Missouri	4,725,353	4,813,002	1.44%
Louisiana	4,512,135	4,512,966	1.35%
District of Columbia	4,171,141	4,193,066	1.25%
Virginia	3,790,410	3,841,255	1.15%
North Carolina	3,309,472	3,296,720	0.99%
South Carolina	2,220,893	2,301,303	0.69%
Georgia	1,476,806	1,475,007	0.44%
Indiana	330,978	442,412	0.13%
Total Investments	$330,520,503	$334,655,126	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$65,367,713	$66,974,040	20.01%
High Tech Industries	38,015,640	38,897,572	11.62%
Healthcare & Pharmaceuticals	34,007,822	34,217,002	10.22%
Capital Equipment	32,560,850	33,470,992	10.00%
Media: Advertising, Printing & Publishing	25,391,599	24,850,139	7.43%
Consumer Goods: Non-Durable	19,254,940	20,612,456	6.16%
Services: Consumer	19,599,826	18,074,748	5.40%
Chemicals, Plastics, & Rubber	18,128,707	18,034,199	5.39%
Beverage & Food	14,469,005	14,610,898	4.37%
Construction & Building	13,259,880	13,656,355	4.08%
Media: Diversified & Production	12,179,211	12,127,738	3.62%
Environmental Industries	9,304,372	9,624,110	2.88%
Consumer Goods: Durable	8,875,672	9,044,014	2.70%
Energy: Oil & Gas	7,792,053	8,103,590	2.42%
Retail	6,429,386	6,413,560	1.92%
Hotel, Gaming, & Leisure	3,822,271	3,882,157	1.16%
Wholesale	2,061,556	2,061,556	0.62%
Total Investments	$330,520,503	$334,655,126	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$50,117,721	$51,333,196	17.06%
High Tech Industries	37,580,707	38,418,760	12.78%
Healthcare & Pharmaceuticals	33,078,396	33,123,393	11.01%
Capital Equipment	26,634,637	27,544,790	9.16%
Consumer Goods: Non-Durable	19,459,391	20,424,922	6.79%
Media: Advertising, Printing & Publishing	19,321,733	19,051,900	6.34%
Services: Consumer	19,416,695	17,380,571	5.78%
Chemicals, Plastics, & Rubber	17,043,322	17,041,973	5.67%
Beverage & Food	13,801,250	13,952,930	4.64%
Construction & Building	13,290,426	13,638,879	4.54%
Media: Diversified & Production	12,153,794	12,093,869	4.02%
Environmental Industries	9,482,195	9,782,473	3.25%
Consumer Goods: Durable	8,562,343	8,638,156	2.87%
Energy: Oil & Gas	7,800,160	8,232,957	2.74%
Retail	6,293,227	6,252,832	2.08%
Hotel, Gaming, & Leisure	3,755,272	3,820,464	1.27%
Total Investments	$297,791,269	$300,732,065	100.00%

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2025:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$283,954,163	Income approach(2)	HY credit spreads	-2.47% to 9.65% (-0.14%)
			Risk free rates	-0.78% to 2.05% (-0.08%)
		Market approach(2)	Market multiples	4.6x to 23.4x (11.6x)(4)
	$31,213,849	Transaction value	Transaction price	N/A

Unsecured debt	$106,256	Transaction value	Transaction price	N/A

Equity investments	$17,606,667	Market approach(5)	EBITDA multiple	5.2x to 18.2x (11.1x)
	$1,774,191	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$334,655,126
(1)	Weighted average based on fair value as of March 31, 2025.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (2.47)% ( (247) basis points) to 9.65% (965 basis points). The average of all changes was (0.14)% ( (14) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$247,874,246	Income approach(2)	HY credit spreads	-2.58% to 7.72% (-0.66%)
			Risk free rates	-0.41% to 2.38% (0.36%)
		Market approach(2)	Market multiples	4.6x to 23.4x (13.4x)(4)
	$35,608,483	Transaction value	Transaction price	N/A

Unsecured debt	$90,413	Transaction value	Transaction price	N/A

Equity investments	$14,923,447	Market approach(5)	EBITDA multiple	5.2x to 18.3x (11.1x)
	$2,235,476	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$300,732,065
(1)	Weighted average based on fair value as of December 31, 2024.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (2.58)% ( (258) basis points) to 7.72% (772 basis points). The average of all changes was (0.66)% ( (66) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

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

As of March 31, 2025, the Company had $72,532,334 in unfunded debt commitments to 50 existing portfolio companies. As of December 31, 2024, the Company had $56,936,322 in unfunded debt commitments to 46 existing portfolio companies. As of March 31, 2025, the Company had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS

	Three Months Ended
	March 31, 2025		March 31, 2024
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$15.16		$15.21
Net investment income	0.31		0.49
Change in unrealized appreciation on investments	0.10		0.04
Benefit for taxes on net unrealized depreciation on investments	0.01		0.01
Total from operations	$0.42		$0.54
Stockholder distributions from:
Net investment income	(0.36)		(0.50)
Other(2)	—		0.01
Net asset value at end of period	$15.22		$15.26
Total return based on market value(3)	2.76%		3.58%
Weighted average shares outstanding	10,767,600		7,227,206
Ratio/Supplemental Data:
Net assets at end of period	$165,477,926		$112,247,321
Weighted average net assets	$163,185,987		$109,932,661
Annualized ratio of net operating expenses to weighted average net assets(4)	11.75%		10.42%
Annualized ratio of interest expense and other fees to weighted average net assets	7.50%		7.70%
Annualized ratio of net investment income to weighted average net assets(4)	8.22%		8.59%
Portfolio turnover(5)	1.35%		17.69%
Credit Facilities payable	$171,800,000		$105,300,000
Asset coverage ratio(6)	1.96	x	2.07	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Net of 1.55% and 4.37% for the three months ended March 31, 2025 and 2024, respectively, from expenses reimbursed and fees waived by the Advisor. Additionally, these ratios include the impact of income tax provision on net unrealized appreciation in Taxable Subsidiary of $61,859 and $45,885 for the three months ended March 31, 2025 and 2024, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit on net unrealized appreciation to weighted average net assets for the three months ended March 31, 2025 and 2024 is 0.04% for both periods.
(5)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(6)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

NOTE 9 — CREDIT FACILITIES

Credit Facility

On September 30, 2022, as amended on December 9, 2022, April 26, 2023 and October 3, 2024, the Company entered into a senior secured revolving credit agreement with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility” and together with the SPV Facility, the “Credit Facilities”). The Credit Facility provides for borrowings up to a maximum of $175,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2025 and December 31, 2024, the Company was in compliance with these covenants.

As of March 31, 2025 and December 31, 2024, there was $121,800,000 and $90,450,000, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,657,321 in connection with the Credit Facility, which are being amortized over the life of the facility. As of March 31, 2025 and December 31, 2024, $878,839 and $972,372 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facilities payable.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31, 2025	December 31, 2024
Credit Facility payable	$121,800,000	$90,450,000
Prepaid loan structure fees	(878,839)	(972,372)
Credit Facility payable, net of prepaid loan structure fees	$120,921,161	$89,477,628

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$2,005,240	$2,016,011
Loan structure fees amortization	93,532	94,108
Total interest and other fees	$2,098,772	$2,110,119
Weighted average interest rate	7.3%	8.4%
Effective interest rate (including fee amortization)	7.7%	8.8%
Average debt outstanding	$110,728,333	$96,871,429
Cash paid for interest and unused fees	$1,949,590	$2,034,464

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

As of both March 31, 2025 and December 31, 2024, there was $50,000,000 outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $832,155 in connection with the SPV Facility, which are being amortized over the life of the facility. As of March 31, 2025 and 2024, $755,934 and $784,768 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

	March 31, 2025	December 31, 2024
SPV Facility payable	$50,000,000	$50,000,000
Prepaid loan structure fees	(755,934)	(784,768)
SPV Facility payable, net of prepaid loan structure fees	$49,244,066	$49,215,232

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the three months ended March 31, 2025:

Three Months Ended
March 31, 2025
Interest expense	$851,725
Facility agent fee	31,250
Loan structure fees amortization	34,814
Total interest and other fees	$917,789
Weighted average interest rate	6.9%
Effective interest rate (including fee amortization)	7.4%
Average debt outstanding	$50,000,000
Cash paid for interest and unused fees	$888,728

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	April 8, 2025	TriplePoint Acquisition Holdings LLC*	Provider of HVAC, plumbing, and other mechanical and industrial services	$1,406,080	Senior Secured – First Lien
Add-On Investment	May 5, 2025	FairWave Holdings, LLC*	Specialty coffee platform	$7,833	Equity

*Existing portfolio company

The Company realized the following portfolio company investment subsequent to March 31, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	April 8, 2025	Florachem Corporation	Distiller and supplier of natural citrus, pine, and specialty inputs	$1,230,052	$—	Senior Secured – First Lien
				$523,653	$—	Delayed Draw Term Loan Commitment
				$1,871,955	$—	Revolver Commitment
				$228,778	$67,495	Equity

Credit Facilities

On May 2, 2025, we entered into an Increase Agreement (“the Increase Agreement”) to the Credit Facility. The Increase Agreement increases the total commitments under the Credit Facility from $175,000,000 to $195,000,000 on a committed basis.

As of May 14, 2025, the outstanding balance under the Credit Facility and SPV Facility was $119,750,000 and $50,000,000, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Dividends Declared

On April 4, 2025, the Board declared a regular monthly dividend for each of April 2025, May 2025, and June 2025 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
4/4/2025	4/8/2025	4/30/2025	$0.12
4/4/2025	5/1/2025	5/30/2025	$0.12
4/4/2025	6/2/2025	6/30/2025	$0.12

Sale of Unregistered Securities

Since March 31, 2025, the Company sold 29,419 common shares of beneficial interest at a price of $15.23 per share for aggregate proceeds of $448,024 which included $1,976 of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Share Repurchases

On April 1, 2025, 22,609 common shares of beneficial interest were validly tendered and not withdrawn prior to the expiration of the tender offer. The Company purchased all common shares of beneficial interest validly tendered and not withdrawn at a price equal to $15.16 per share for an aggregate purchase price of $342,751.

NOTE 11 — REPORTABLE SEGMENTS

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted FASB Accounting Standards Update 2023-07 as of March 31, 2025 andDecember 31, 2024 and has applied ASU 2023-07 retrospectively for the three months ended March 31, 2024. The adoption of ASU 2023-07 impacted the financial statement disclosures of the Company and did not impact the Company’s financial position or the results of its operations. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the Company's Consolidated Statements of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Private Credit BDC’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Stellus Private BDC Advisor, LLC (the “Advisor”) or Stellus Capital Management, LLC (“Stellus Capital Management”);
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the impact of interest rate volatility and rising interest rates on our business and our portfolio companies;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital Management and the Advisor to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment activities are managed by, the Advisor, a Delaware limited liability company that is an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is a majority-owned subsidiary of Stellus Capital Management, that is also an investment adviser registered with the SEC under the Advisers Act.

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

We have elected to be treated, qualify, and intend to qualify annually, as a RIC under Subchapter M of the

Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2025 and December 31, 2024, we were in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%, subject to meeting certain conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 196% and 216%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held lower middle-market companies (typically those with $5.0 million to $50.0 million of earnings before interest, taxes, depreciation, and amortization (the “EBITDA”) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

As of March 31, 2025, we had $334.7 million (at fair value) invested in 65 portfolio companies. As of March 31, 2025, our portfolio included approximately 94% of first lien debt 6% of equity, and less than 1% in unsecured debt investments at fair value. The composition of our investments at cost and fair value as of March 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$315,883,118	$315,168,012
Unsecured Debt	107,979	106,256
Equity	14,529,406	19,380,858
Total Investments	$330,520,503	$334,655,126
(1)	Includes unitranche investments, which accounted for 2.7% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

As of December 31, 2024, we had $300.7 million (at fair value) invested in 59 portfolio companies. As of December 31, 2024, our portfolio included approximately 94% of first lien debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$284,068,534	$283,482,729
Unsecured Debt	96,106	90,413
Equity	13,626,629	17,158,923
Total Investments	$297,791,269	$300,732,065
(1)	Includes unitranche investments, which accounted for 3.1% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2025 and December 31, 2024, we had unfunded commitments of $72.5 million and $56.9 million, respectively, to provide debt financing to 50 and 46 portfolio companies, respectively. As of March 31, 2025, we had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2025:

			% of Total
	Cost	Fair Value	Investments
Florida	$58,788,924	$57,220,241	17.11%
Texas	40,025,731	42,043,395	12.56%
New York	32,895,535	34,114,534	10.19%
California	27,853,711	27,993,558	8.36%
Illinois	16,284,216	16,006,952	4.78%
Colorado	15,888,530	15,891,015	4.75%
Pennsylvania	13,699,367	15,004,471	4.48%
Canada	12,223,758	12,252,401	3.66%
United Kingdom	12,179,211	12,127,738	3.62%
Tennessee	9,973,747	9,944,898	2.97%
Maryland	9,600,862	9,405,102	2.81%
Arizona	8,849,614	9,337,310	2.79%
Ohio	8,351,957	8,893,641	2.66%
Iowa	8,504,602	8,479,232	2.53%
Oregon	7,317,101	7,317,101	2.19%
Wisconsin	6,440,983	6,647,528	1.99%
Michigan	5,930,075	6,029,161	1.80%
Massachusetts	5,943,340	5,811,420	1.74%
Idaho	5,232,051	5,259,697	1.57%
Missouri	4,725,353	4,813,002	1.44%
Louisiana	4,512,135	4,512,966	1.35%
District of Columbia	4,171,141	4,193,066	1.25%
Virginia	3,790,410	3,841,255	1.15%
North Carolina	3,309,472	3,296,720	0.99%
South Carolina	2,220,893	2,301,303	0.69%
Georgia	1,476,806	1,475,007	0.44%
Indiana	330,978	442,412	0.13%
	$330,520,503	$334,655,126	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2024:

			% of Total
	Cost	Fair Value	Investments
Florida	$57,653,478	$55,449,024	18.44%
Texas	39,654,155	41,816,027	13.90%
New York	32,574,086	33,418,762	11.11%
Illinois	16,351,628	16,234,004	5.40%
California	14,388,867	14,576,642	4.85%
Pennsylvania	13,383,388	14,037,912	4.67%
Canada	12,303,300	12,339,763	4.10%
United Kingdom	12,153,794	12,093,869	4.02%
Tennessee	9,981,310	10,070,962	3.35%
Colorado	9,759,942	9,834,101	3.27%
Arizona	8,870,299	9,287,842	3.09%
Maryland	9,297,302	9,134,501	3.04%
Ohio	8,373,385	8,775,516	2.92%
Wisconsin	6,453,254	6,734,750	2.24%
Iowa	6,282,877	6,282,877	2.09%
Massachusetts	5,954,032	5,927,889	1.97%
Michigan	5,255,092	5,295,406	1.76%
Idaho	5,234,830	5,264,442	1.75%
Louisiana	4,520,330	4,590,651	1.53%
District of Columbia	4,177,673	4,177,673	1.39%
Missouri	4,058,101	4,101,329	1.36%
Virginia	3,718,318	3,738,884	1.24%
North Carolina	3,307,812	3,307,813	1.10%
South Carolina	2,219,069	2,292,030	0.76%
Georgia	1,533,969	1,539,843	0.51%
Indiana	330,978	409,553	0.14%
	$297,791,269	$300,732,065	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2025:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$65,367,713	$66,974,040	20.01%
High Tech Industries	38,015,640	38,897,572	11.62%
Healthcare & Pharmaceuticals	34,007,822	34,217,002	10.22%
Capital Equipment	32,560,850	33,470,992	10.00%
Media: Advertising, Printing & Publishing	25,391,599	24,850,139	7.43%
Consumer Goods: Non-Durable	19,254,940	20,612,456	6.16%
Services: Consumer	19,599,826	18,074,748	5.40%
Chemicals, Plastics, & Rubber	18,128,707	18,034,199	5.39%
Beverage & Food	14,469,005	14,610,898	4.37%
Construction & Building	13,259,880	13,656,355	4.08%
Media: Diversified & Production	12,179,211	12,127,738	3.62%
Environmental Industries	9,304,372	9,624,110	2.88%
Consumer Goods: Durable	8,875,672	9,044,014	2.70%
Energy: Oil & Gas	7,792,053	8,103,590	2.42%
Retail	6,429,386	6,413,560	1.92%
Hotel, Gaming, & Leisure	3,822,271	3,882,157	1.16%
Wholesale	2,061,556	2,061,556	0.62%
	$330,520,503	$334,655,126	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$50,117,721	$51,333,196	17.06%
High Tech Industries	37,580,707	38,418,760	12.78%
Healthcare & Pharmaceuticals	33,078,396	33,123,393	11.01%
Capital Equipment	26,634,637	27,544,790	9.16%
Consumer Goods: Non-Durable	19,459,391	20,424,922	6.79%
Media: Advertising, Printing & Publishing	19,321,733	19,051,900	6.34%
Services: Consumer	19,416,695	17,380,571	5.78%
Chemicals, Plastics, & Rubber	17,043,322	17,041,973	5.67%
Beverage & Food	13,801,250	13,952,930	4.64%
Construction & Building	13,290,426	13,638,879	4.54%
Media: Diversified & Production	12,153,794	12,093,869	4.02%
Environmental Industries	9,482,195	9,782,473	3.25%
Consumer Goods: Durable	8,562,343	8,638,156	2.87%
Energy: Oil & Gas	7,800,160	8,232,957	2.74%
Retail	6,293,227	6,252,832	2.08%
Hotel, Gaming, & Leisure	3,755,272	3,820,464	1.27%
	$297,791,269	$300,732,065	100.00%

At March 31, 2025, our average portfolio company investment at amortized cost and fair value was approximately $5.1 million and $5.1 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $12.2 million and $12.1 million, respectively. At December 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $5.0 million and $5.1 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $12.2 million and $12.1 million, respectively.

At March 31, 2025, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 4% bore interest at fixed rates. At December 31, 2024, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 3% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2025 and December 31, 2024 was approximately 10.6% and 10.8%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of March 31, 2025 and December 31, 2024 was approximately 10.2% and 10.3%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $2.5 million and $2.1 million, respectively.

Investment Activity

During the three months ended March 31, 2025, we made an aggregate of $36.8 million of investments in six new portfolio companies and five existing portfolio companies. During the three months ended March 31, 2025, we received an aggregate of $4.3 million in proceeds from repayments of our investments.

During the three months ended March 31, 2024, we made an aggregate of $16.5 million of investments in three new portfolio companies and three existing portfolio companies. During the three months ended March 31, 2024, we received an aggregate of $9.4 million in proceeds from repayments of our investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to lower middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2025			As of December 31, 2024
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$54.7	17%	11	$46.8	16%	10
2	255.1	76%	49	229.9	76%	44
3	20.8	6%	4	20.6	7%	4
4	4.1	1%	1	3.4	1%	1
Total	$334.7	100%	65	$300.7	100%	59

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As March 31, 2025, we had loans to one portfolio company that was on non-accrual status, which represented approximately 1.7% of our loan portfolio at cost and 1.3% at fair value. As of December 31, 2024, we had loans to one portfolio company that was on non-accrual status, which represented approximately 1.8% of our loan portfolio at cost and 1.2% at fair value. As of March 31, 2025 and December 31, 2024, $0.7 million and $0.1 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the three months ended March 31, 2025 and 2024

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

The following shows the breakdown of investment income for the three months ended March 31, 2025 and 2024 (in millions).

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest income(1)	$7.8	$6.1
PIK interest	0.1	0.1
Miscellaneous fees(1)	0.2	0.2
Total	$8.1	$6.4
(1)For the three months ended March 31, 2025 and 2024, we recognized $0.0 million and $0.1 million, respectively, of non-recurring income related to early repayments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital Management and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital Management and the Advisor, or payable to third parties, including agents, consultants, or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating, and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state, and local taxes;

●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital Management in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2025 and 2024 (in millions).

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating Expenses
Management fees	$1.0	$0.8
Income incentive fees	0.6	0.6
Capital gains incentive fee	0.2	0.1
Professional fees	0.2	0.3
Amortization of deferred offering costs	0.1	—
Administrative services expenses	0.1	0.1
Interest expense and other fees	3.0	2.1
Other general and administrative expenses	0.1	0.1
Expenses reimbursed/fees waived by Investment Advisor (Note 2)	(0.6)	(1.2)
Net Operating Expenses	$4.7	$2.9

The increase in operating expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facility and (2) higher management fees due to growth in the overall investment portfolio and the expiration of the base management fee waiver (See Note 2 for further details).

Net Investment Income

For the three months ended March 31, 2025, net investment income was $3.3 million, or $0.31 per common share of beneficial interest (based on 10,767,600 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2025).

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

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. There were no realized gains on investments for each of the three months ended March 31, 2025 and 2024. For each of the three months ended March 31, 2025 and 2024, the Company realized less than $0.1 million of net realized gains related to foreign currency translations.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2025 and 2024 totaled $4.3 million and $9.4 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments and cash equivalents for the three months ended March 31, 2025 and 2024 totaled $1.2 million and $0.3 million, respectively.

(Provision) Benefit for Taxes on Unrealized (Appreciation) Depreciation on Investments

PBDC Consolidated Blocker, LLC (the “Taxable Subsidiary”) permits us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2025 and 2024, we recognized a benefit for income tax on unrealized investments of $0.1 million and less than $0.1 million for the Taxable Subsidiary, respectively. As of March 31, 2025 and December 31, 2024, there was $0.2 million and $0.3 million of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2025, net increase in net assets resulting from operations totaled $4.6 million, or $0.42 per common share of beneficial interest (based on 10,767,600 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2025).

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

Financial Condition, Liquidity, and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $29.5 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively, primarily in connection with the purchase of new portfolio investments, partially offset by repayments of investments. Our financing activities for the three months ended March 31, 2025 provided cash of $29.8 million primarily from net borrowings on our Credit Facilities. Our financing activities for the three months ended March 31, 2024 provided cash of $4.0 million from net borrowings on our Credit Facility (as defined below) and the issuance of common shares of beneficial interest.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%, subject to meeting certain conditions. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 196% and 216%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $2.5 million and $2.1 million, respectively.

Credit Facilities

Credit Facility

On September 30, 2022, as amended on December 9, 2022, April 26, 2023 and October 3, 2024, the Company entered into a senior secured revolving credit agreement with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility” and together with the SPV Facility (defined below), the “Credit Facilities”). The Credit Facility provides for borrowings up to a maximum of $175.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $200.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2025 and December 31, 2024, we were in compliance with these covenants.

As of March 31, 2025 and December 31, 2024, there were $121.8 million and $90.5 million outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $1.7 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of March 31, 2025 and December 31, 2024, $0.9 million and $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from Credit Facilities payable.

	March 31, 2025	December 31, 2024
Credit Facility payable	$121.8	$90.5
Prepaid loan structure fees	(0.9)	(1.0)
Credit Facility payable, net of prepaid loan structure fees	$120.9	$89.5

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$2.0	$2.0
Loan structure fees amortization	0.1	0.1
Total interest and other fees	$2.1	$2.1
Weighted average interest rate	7.3%	8.4%
Effective interest rate (including fee amortization)	7.7%	8.8%
Average debt outstanding	$110.7	$96.9
Cash paid for interest and unused fees	$1.9	$2.0

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

As of March 31, 2025, there was $50.0 million outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $0.8 million in connection with the SPV Facility, which are being amortized over the life of the facility. As of March 31, 2025 and December 31, 2024, $0.7 million and $0.8 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

	March 31, 2025	December 31, 2024
SPV Facility payable	$50.0	$50.0
Prepaid loan structure fees	(0.7)	(0.8)
SPV Facility payable, net of prepaid loan structure fees	$49.3	$49.2

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the three months ended March 31, 2025:

Three Months Ended
March 31, 2025
Interest expense	$0.9
Total interest and other fees	$0.9
Weighted average interest rate	6.9%
Effective interest rate (including fee amortization)	7.4%
Average debt outstanding	$50.0
Cash paid for interest and unused fees	$0.9

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2025 and December 31, 2024, our off-balance sheet arrangements consisted of $72.5 million and $56.9 million, respectively, of unfunded commitments to provide debt and equity financings to 50 and 46 of our portfolio companies, respectively. As of March 31, 2025, we had sufficient liquidity to fund such unfunded commitments (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) should the need arise.

Regulated Investment Company Status and Dividends

We have elected to be treated and intend to qualify annually as a RIC under Subchapter M of the Code. So long as we continue to qualify as a RIC, we will not be subject to U.S. federal income tax on our investment company taxable income and realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders as dividends on a timely basis.

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

To qualify for RIC tax treatment, we generally must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2024, the Company estimates that it has $0.6 million of undistributed taxable income that was carried forward toward distributions to be paid in 2025. The Company intends to distribute any undistributed ordinary income as of December 31, 2024 within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2024.

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

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	April 8, 2025	TriplePoint Acquisition Holdings LLC*	Provider of HVAC, plumbing, and other mechanical and industrial services	$1,406,080	Senior Secured – First Lien
Add-On Investment	May 5, 2025	FairWave Holdings, LLC*	Specialty coffee platform	$7,833	Equity

*Existing portfolio company

The Company realized the following portfolio company investment subsequent to March 31, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	April 8, 2025	Florachem Corporation	Distiller and supplier of natural citrus, pine, and specialty inputs	$1,230,052	$—	Senior Secured – First Lien
				$523,653	$—	Delayed Draw Term Loan Commitment
				$1,871,955	$—	Revolver Commitment
				$228,778	$67,495	Equity

Credit Facilities

On May 2, 2025, we entered into an Increase Agreement (“the Increase Agreement”) to the Credit Facility. The Increase Agreement increases the total commitments under the Credit Facility from $175.0 million to $195.0 million on a committed basis.

As of May 14, 2025, the outstanding balance under the Credit Facility and SPV Facility was $119.8 million and $50.0 million, respectively.

Dividends Declared

On April 4, 2025, the Board declared a regular monthly dividend for each of April 2025, May 2025, and June 2025 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
4/4/2025	4/8/2025	4/30/2025	$0.12
4/4/2025	5/1/2025	5/30/2025	$0.12
4/4/2025	6/2/2025	6/30/2025	$0.12

Sale of Unregistered Securities

Since March 31, 2025, the Company sold 29,419 common shares of beneficial interest at a price of $15.23 per share for aggregate proceeds of $0.4 million which included less than $0.1 millionof organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Share Repurchases

On April 1, 2025, 22,609 common shares of beneficial interest were validly tendered and not withdrawn prior to the expiration date of the tender offer. The Company purchased all ommon shares of beneficial interest validly tendered and not withdrawn at a price equal to $15.16 per share for an aggregate purchase price of approximately $0.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the “Federal Reserve”) and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in May 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. After multiple rate increases since March 2022, the Federal Reserve has begun easing policy, most recently lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024. As of March 31, 2025 and December 31, 2024, 96% and 97% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rate, subject to interest rate floors. As of both March 31, 2025 and December 31, 2024, the weighted average interest rate floor on our floating rate loans was 1.43%.

Assuming that the Statements of Assets and Liabilities as of March 31, 2025 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$6.1	$(3.4)	$2.7
Up 150 basis points	4.6	(2.6)	2.0
Up 100 basis points	3.0	(1.7)	1.3
Up 50 basis points	1.5	(0.9)	0.6
Down 50 basis points	(1.5)	0.9	(0.6)
Down 100 basis points	(3.0)	1.7	(1.3)
Down 150 basis points	(4.6)	2.6	(2.0)
Down 200 basis points	(6.1)	3.4	(2.7)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of March 31, 2025, the three month three month SOFR rate was 429 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of 25 basis points SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet and other business or economic developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2025 and 2024, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2025 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider all information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. There have been no material changes known to us during the period ended March 31, 2025 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected.

Our investments in the capital equipment industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

As of March 31, 2025, our investment in portfolio companies operating in this sector represents 10.00% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2025, pursuant to capital commitments received, the Company issued 136,942 common shares of beneficial interest at a weighted average price of $15.16 for total proceeds of $2,085,000, which included the impact of $8,977 of organization expense allocation pursuant to subscription agreements entered into between the Company and investors.

The Company issued 21,284 common shares of beneficial interest under the DRIP during the three months ended March 31, 2025 for total proceeds of $322,830.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement.”

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

Dated: May 14, 2025	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer