Form 10-Q
period 2025-09-30
Stellus Private Credit BDC
filed 2025-11-14
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, par value $0.01 per share, outstanding as of November 14, 2025 was 12,352,956.

STELLUS PRIVATE CREDIT BDC

i

Item 1. Financial Statements

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025
	(unaudited)	December 31, 2024
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $371,417,536 and $297,791,269, respectively)	$376,434,763	$300,732,065
Cash and cash equivalents	6,386,635	2,144,116
Other receivable	14,778	4,340
Interest receivable	1,774,269	1,367,849
Expense reimbursement receivable from the Advisor (Note 2)	1,615	161,473
Deferred offering costs	57,662	127,983
Related party receivable	—	2,004
Prepaid expenses	50,024	164,350
Receivable for sales and repayments of investments	123,415	86,896
Total Assets	$384,843,161	$304,791,076
LIABILITIES
Credit Facilities payable	$191,655,862	$138,692,860
Unearned revenue	1,197,734	921,629
Management fees payable	855,941	648,149
Income incentive fee payable	475,545	452,186
Capital gains incentive fee payable	559,652	306,229
Interest payable	711,239	613,821
Administrative services payable	162,970	109,027
Income tax payable	56,752	51,427
Deferred tax liability	272,073	259,455
Other accrued expenses and liabilities	120,102	348,413
Total Liabilities	$196,067,870	$142,403,196
Commitments and contingencies (Note 7)
Net Assets	$188,775,291	$162,387,880
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 12,371,428 and 10,715,095 issued and outstanding, respectively)	$123,714	$107,151
Paid-in capital	184,807,352	159,483,435
Total distributable earnings	3,844,225	2,797,294
Net Assets	$188,775,291	$162,387,880
Total Liabilities and Net Assets	$384,843,161	$304,791,076
Net Asset Value Per Share	$15.26	$15.16

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
INVESTMENT INCOME
Interest income	$9,206,005	$7,800,382	$25,648,553	$20,954,358
Other income	191,610	132,962	539,155	328,683
Total Investment Income	$9,397,615	$7,933,344	$26,187,708	$21,283,041
OPERATING EXPENSES
Management fees	$1,283,911	$896,304	$3,515,843	$2,497,611
Income incentive fees	652,037	756,668	1,856,151	1,997,539
Capital gains incentive (reversal) fee	(19,310)	(124,713)	253,423	(94,639)
Professional fees	140,297	156,396	522,135	481,328
Amortization of deferred offering costs	49,099	61,701	182,080	157,083
Administrative services expenses	192,550	135,018	493,733	379,067
Trustees' fees	40,000	40,000	120,000	120,000
Insurance expense	22,370	20,418	66,380	60,811
Valuation fees	47,004	31,965	89,613	60,683
Interest expense and other fees	3,621,996	2,496,503	9,879,767	6,884,954
Income tax expense	17,218	—	34,325	29,274
Other general and administrative expenses	65,841	75,218	211,196	196,063
Total Operating Expenses	$6,113,013	$4,545,478	$17,224,646	$12,769,774
Expenses reimbursed/fees waived by Advisor (Note 2)	$(691,899)	$(1,276,857)	$(1,965,389)	$(3,566,605)
Net Operating Expenses	$5,421,114	$3,268,621	$15,259,257	$9,203,169
Net Investment Income	$3,976,501	$4,664,723	$10,928,451	$12,079,872
Net realized gain on non-controlled, non-affiliated investments	$—	$—	$67,495	$—
Net realized gain on foreign currency translation	$22,420	$5,522	28,839	20,367
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	(160,661)	(424,614)	2,044,676	(508,252)
Net change in unrealized (depreciation) appreciation on foreign currency translations	(3,977)	20,336	31,755	7,167
Provision for taxes on net unrealized gain on investments	(50,884)	(19,791)	(12,618)	(15,993)
Net Increase in Net Assets Resulting from Operations	$3,783,399	$4,246,176	$13,088,598	$11,583,161
Net Investment Income Per Share – basic and diluted	$0.36	$0.49	$1.00	$1.45
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.34	$0.45	$1.20	$1.39
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	11,123,004	9,456,180	10,943,242	8,335,421
Distributions Per Share – basic and diluted	$0.38	$0.50	$1.10	$1.49

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	gain	Net Assets
Balances at December 31, 2023	7,102,136	$71,021	$104,810,048	$3,140,953	$108,022,022
Net investment income	—	—	—	3,552,515	3,552,515
Net realized gain on foreign currency translation	—	—	—	8,442	8,442
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	333,461	333,461
Net change in unrealized depreciation on foreign currency translations	—	—	—	(8,881)	(8,881)
Benefit for taxes on net unrealized loss on investments	—	—	—	45,885	45,885
Distributions from net investment income	—	—	—	(3,610,362)	(3,610,362)
Issuance of common shares of beneficial interest	255,902	2,559	3,901,680	—	3,904,239
Balances at March 31, 2024	7,358,038	$73,580	$108,711,728	$3,462,013	$112,247,321
Net investment income	—	—	—	3,862,634	3,862,634
Net realized gain on foreign currency translation	—	—	—	6,403	6,403
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(417,099)	(417,099)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(4,288)	(4,288)
Provision for taxes on net unrealized gain on investments	—	—	—	(42,087)	(42,087)
Distributions from net investment income	—	—	—	(4,075,936)	(4,075,936)
Issuance of common shares of beneficial interest	2,032,499	20,325	31,035,613	—	31,055,938
Balances at June 30, 2024	9,390,537	$93,905	$139,747,341	$2,791,640	$142,632,886
Net investment income	—	—	—	4,664,723	4,664,723
Net realized gain on foreign currency translation	—	—	—	5,522	5,522
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(424,614)	(424,614)
Net change in unrealized appreciation on foreign currency translations	—	—	—	20,336	20,336
Provision for taxes on net unrealized gain on investments	—	—	—	(19,791)	(19,791)
Distributions from net investment income	—	—	—	(4,740,785)	(4,740,785)
Issuance of common shares of beneficial interest	377,534	3,776	5,751,834	—	5,755,610
Redemption of common shares of beneficial interest	(373,094)	(3,731)	(5,663,574)	—	(5,667,305)
Balances at September 30, 2024	9,394,977	$93,950	$139,835,601	$2,297,031	$142,226,582

Balances at December 31, 2024	10,715,095	$107,151	$159,483,435	$2,797,294	$162,387,880
Net investment income	—	—	—	3,306,751	3,306,751
Net realized gain on foreign currency translation	—	—	—	1,621	1,621
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,180,792	1,180,792
Net change in unrealized appreciation on foreign currency translations	—	—	—	13,034	13,034
Provision for taxes on net unrealized gain on investments	—	—	—	61,859	61,859
Distributions from net investment income	—	—	—	(3,881,841)	(3,881,841)
Issuance of common shares of beneficial interest	158,226	1,582	2,406,248	—	2,407,830
Balances at March 31, 2025	10,873,321	$108,733	$161,889,683	$3,479,510	$165,477,926
Net investment income	—	—	—	3,645,199	3,645,199
Net realized gain on investments	—	—	—	67,495	67,495
Net realized gain on foreign currency translation	—	—	—	4,798	4,798
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,024,545	1,024,545
Net change in unrealized appreciation on foreign currency translations	—	—	—	22,698	22,698
Provision for taxes on net unrealized gain on investments	—	—	—	(23,593)	(23,593)
Distributions from net investment income	—	—	—	(3,934,324)	(3,934,324)
Issuance of common shares of beneficial interest	276,357	2,764	4,220,720	—	4,223,484
Redemption of common shares of beneficial interest	(22,609)	(226)	(342,525)	—	(342,751)
Balances at June 30, 2025	11,127,069	$111,271	$165,767,878	$4,286,328	$170,165,477
Net investment income	—	—	—	3,976,501	3,976,501
Net realized gain on foreign currency translation	—	—	—	22,420	22,420
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(160,661)	(160,661)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(3,977)	(3,977)
Provision for taxes on net unrealized gain on investments	—	—	—	(50,884)	(50,884)
Distributions from net investment income	—	—	—	(4,225,502)	(4,225,502)
Issuance of common shares of beneficial interest	1,385,629	13,856	21,198,080	—	21,211,936
Redemption of common shares of beneficial interest	(141,270)	(1,413)	(2,158,606)	—	(2,160,019)
Balances at September 30, 2025	12,371,428	$123,714	$184,807,352	$3,844,225	$188,775,291

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$13,088,598	$11,583,161
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(93,853,701)	(67,038,045)
Proceeds from sales and repayments of investments	21,248,780	19,584,247
Net change in unrealized (appreciation) depreciation on investments	(2,044,676)	508,252
Net change in unrealized appreciation foreign currency translations	(31,755)	(7,167)
Increase in investments due to PIK	(253,297)	(671,421)
Amortization of premium and accretion of discount, net	(737,073)	(482,032)
Deferred tax provision	12,618	15,992
Amortization of loan structure fees	434,698	231,435
Amortization of deferred offering costs	182,080	157,083
Net realized gain on investments	(67,495)	—
Changes in other assets and liabilities
Increase in interest receivable	(406,420)	(311,511)
Increase in other receivable	(10,438)	(144,561)
Decrease in related party receivable	2,004	159,206
Decrease (increase) in expense reimbursements receivable from the Advisor	159,858	(1,791)
Decrease in prepaid expenses	114,326	74,874
Increase in related party payable	—	51,719
Increase (decrease) in administrative services payable	53,943	(11,244)
Increase in interest payable	97,418	534,959
Increase in income management fees payable	207,792	—
Increase in income incentive fees payable	23,359	92,632
Increase (decrease) in capital gains incentive fees payable	253,423	(94,639)
Increase (decrease) in unearned revenue	276,105	(157,651)
Increase (decrease) in income tax payable	5,325	(130,720)
(Decrease) increase in other accrued expenses and liabilities	(228,311)	343,542
Net Cash Used in Operating Activities	$(61,472,839)	$(35,713,680)
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$27,843,250	$40,715,787
Offering costs paid for common shares of beneficial interest issued	(111,759)	(200,160)
Purchase of common shares of beneficial interest in tender offer	(2,502,770)	(5,667,305)
Stockholder distributions paid	(12,041,667)	(15,978,151)
Borrowings under Credit Facilities	98,050,000	131,300,000
Repayments of Credit Facilities	(43,450,000)	(110,700,000)
Financing costs paid on Credit Facilities	(2,071,696)	(832,155)
Net Cash Provided by Financing Activities	$65,715,358	$38,638,016
Net Increase in Cash and Cash Equivalents	$4,242,519	$2,924,336
Cash and Cash Equivalents Balance at Beginning of Period	2,144,116	593,685
Cash and Cash Equivalents Balance at End of Period	$6,386,635	$3,518,021
Supplemental and Non-Cash Activities
Cash paid for interest expense	$9,347,651	$6,118,560
Income and excise tax paid	29,000	159,994
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	1,185,787	1,185,787

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	1st Lien	3M SOFR+5.00%	2.00%	9.00%		6/5/2023	6/5/2028	Services: Business	$1,767,853	$1,740,548	$1,759,014	0.93%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.00%	2.00%	9.00%		6/5/2023	6/5/2028		687,498	676,879	684,061	0.36%
Term Loan	(5)	1st Lien	3M SOFR+5.00%	2.00%	9.00%		10/31/2023	6/5/2028		465,535	457,873	463,207	0.25%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.00%	2.00%	9.00%		10/31/2023	6/5/2028		181,041	178,061	180,136	0.10%
Term Loan	(5)	1st Lien	3M SOFR+5.00%	2.00%	9.00%		12/2/2024	6/5/2028		1,741,339	1,720,490	1,732,632	0.92%
Revolver	(5)	1st Lien	3M SOFR+5.00%	2.00%	9.00%		6/5/2023	6/5/2028		968,508	968,508	963,665	0.51%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.00%	2.00%	9.00%		12/2/2024	6/5/2028		443,155	440,073	440,939	0.23%
2X Investors LP Class A Units		Equity					6/5/2023			37,483	151,137	1,089,562	0.58%
Total											$6,333,569	$7,313,216	3.88%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	1st Lien	1M SOFR+6.00%	2.00%	10.16%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$3,427,731	$3,379,315	$3,410,592	1.81%
Term A Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+6.00%	2.00%	10.16%		12/12/2023	12/12/2028		2,191,500	2,160,546	2,180,543	1.16%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	348,760	0.18%
Total											$5,976,867	$5,939,895	3.15%
AGT Robotique Inc.	(6)(16)								Trois Rivieres, Canada
Term Loan	(5)	1st Lien	3M SOFR+7.50%	1.00%	9.50%		6/24/2024	6/22/2029	Capital Equipment	$5,122,070	$5,040,195	$5,019,629	2.66%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+7.50%	1.00%	9.50%		6/24/2024	6/22/2029		3,274,766	3,222,419	3,209,271	1.70%
Total											$8,262,614	$8,228,900	4.36%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.50%	10.25%		3/31/2023	3/31/2028	Capital Equipment	$2,222,193	$2,190,278	$2,222,193	1.18%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.25%	1.50%	10.25%		3/31/2023	3/31/2028		1,420,746	1,400,341	1,420,746	0.75%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.50%	10.25%		3/31/2023	3/31/2028		289,689	287,268	289,689	0.15%
Delayed Draw Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.25%	1.50%	10.25%		3/31/2023	3/31/2028		185,211	183,663	185,211	0.10%
AR-USA Holdings, LLC Class A Units	(9)	Equity					3/31/2023			91	83,355	148,505	0.08%
Total											$4,144,905	$4,266,344	2.26%
AMII Acquisition, LLC	(4)								Coral Gables, FL
Term Loan	(5)	1st Lien	3M SOFR+4.50%	1.50%	8.50%		12/4/2024	12/4/2029	Services: Consumer	$3,586,866	$3,540,195	$3,568,932	1.89%
AMII Holdings, LP Class B Units		Equity					12/3/2024			6,376	63,758	75,103	0.04%
Total											$3,603,953	$3,644,035	1.93%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	1st Lien	6M SOFR+5.25%	0.75%	9.27%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$4,329,040	$4,274,798	$4,329,040	2.29%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	6M SOFR+5.25%	0.75%	9.27%		7/1/2022	7/1/2029		2,767,747	2,733,067	2,767,747	1.47%
Term Loan	(5)	1st Lien	6M SOFR+5.75%	0.75%	10.19%		12/5/2023	7/1/2029		690,701	680,403	690,701	0.37%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	6M SOFR+5.75%	0.75%	10.19%		12/5/2023	7/1/2029		441,596	435,012	441,596	0.23%
Ishtar Co-Invest-B LP Partnership Interests		Equity					7/1/2022			298,251	146,234	1,107,069	0.59%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	81,067	316,301	0.17%
Total											$8,350,581	$9,652,454	5.12%
Arctiq, Inc.									Irvine, CA
Term Loan	(5)	1st Lien	3M SOFR+6.00%	2.00%	10.00%		8/8/2023	8/8/2028	High Tech Industries	$3,803,060	$3,741,187	$3,784,045	2.00%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.00%	2.00%	10.00%		8/8/2023	8/8/2028		2,431,464	2,391,906	2,419,307	1.28%
Term Loan	(5)	1st Lien	1M SOFR+6.00%	2.00%	10.16%		11/6/2024	8/8/2028		3,571,046	3,514,018	3,553,191	1.88%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.00%	2.00%	10.00%		8/8/2023	8/8/2028		979,506	971,263	974,608	0.52%
Delayed Draw Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.00%	2.00%	10.00%		8/8/2023	8/8/2028		626,242	620,972	623,111	0.33%
Green Topco Holdings, LLC Class A Units	(9)	Equity					8/8/2023			194,512	145,222	220,668	0.12%
Total											$11,384,568	$11,574,930	6.13%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Axis Portable Air LLC	(4)								Phoenix, AZ
Term Loan	(5)	1st Lien	3M SOFR+5.50%	2.00%	9.50%		4/17/2023	3/22/2028	Capital Equipment	$512,385	$506,464	$512,385	0.27%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.50%	2.00%	9.50%		4/17/2023	3/22/2028		327,591	323,806	327,591	0.17%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.50%	2.00%	9.50%		3/22/2022	3/22/2028		805,800	801,674	805,800	0.43%
Delayed Draw Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.50%	2.00%	9.50%		3/22/2022	3/22/2028		515,183	512,545	515,183	0.27%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.50%	2.00%	9.50%		11/3/2022	3/22/2028		2,466,734	2,466,734	2,466,734	1.31%
Delayed Draw Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.50%	2.00%	9.50%		11/3/2022	3/22/2028		1,577,092	1,577,092	1,577,092	0.84%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.50%	2.00%	9.50%		11/30/2023	3/22/2028		1,505,175	1,505,175	1,505,175	0.80%
Delayed Draw Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.50%	2.00%	9.50%		11/30/2023	3/22/2028		962,325	962,325	962,325	0.51%
Revolver	(5)	1st Lien	3M SOFR+5.50%	2.00%	9.50%		3/22/2022	3/22/2028		201,677	201,677	201,677	0.11%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	620,742	0.33%
Total											$9,010,153	$9,494,704	5.04%
Baker Manufacturing Company, LLC									Evansville, IN
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022		Capital Equipment	330,978	$330,978	$444,906	0.24%
Total											$330,978	$444,906	0.24%
Bart & Associates, LLC	(4)								McLean, VA
Term Loan	(7)(8)	1st Lien	3M SOFR+5.25%	1.00%	9.67%		8/16/2024	8/16/2030	High Tech Industries	$2,047,621	$2,016,680	$2,047,621	1.08%
Term Loan (PBDC SPV)	(7)(8)(17)	1st Lien	3M SOFR+5.25%	1.00%	9.67%		8/16/2024	8/16/2030		1,309,135	1,289,353	1,309,135	0.69%
Delayed Draw Term Loan	(7)(8)	1st Lien	3M SOFR+5.25%	1.00%	9.67%		8/16/2024	8/16/2030		4,613,409	4,574,547	4,613,409	2.44%
B&A Partners Holding, LLC Series A Preferred Units		Equity					8/16/2024			542,388	542,388	594,509	0.31%
Total											$8,422,968	$8,564,674	4.52%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	$442,307	$561,451	0.30%
Total											$442,307	$561,451	0.30%
Carolinas Buyer, Inc.	(4)								Charlotte, NC
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.50%	9.00%		12/20/2024	12/20/2030	Beverage & Food	$3,076,296	$3,027,568	$3,014,770	1.60%
Carolinas Holding, L.P. Class A Units		Equity					12/20/2024			285	285,351	293,300	0.16%
Total											$3,312,919	$3,308,070	1.76%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	1st Lien	1M SOFR+5.00%	1.00%	9.16%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$1,246,676	$1,225,815	$1,246,676	0.66%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+5.00%	1.00%	9.16%		3/15/2023	3/15/2029		797,055	783,717	797,055	0.42%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	41,195	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(9)	Equity					3/15/2023			184,925	178,174	223,173	0.12%
Total											$2,221,841	$2,308,099	1.22%
CF Arch Holdings LLC									Houston, TX
CF Arch Holdings LLC Class A Units	(9)	Equity					8/10/2022		Services: Business	496,967	$439,869	$834,047	0.44%
Total											$439,869	$834,047	0.44%
Champion Services Acquireco LLC	(4)								Round Rock, TX
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.00%	9.02%		9/19/2025	9/19/2030	Construction & Building	$7,822,508	$7,666,058	$7,666,058	4.06%
Champion Services Holdings LLC Class A-1 Units		Equity					9/19/2025			204,254	204,254	204,254	0.11%
Total											$7,870,312	$7,870,312	4.17%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	1st Lien	3M SOFR+6.75%	2.00%	11.23%		2/24/2022	2/7/2027	Retail	$2,774,946	$2,774,974	$2,774,946	1.47%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.75%	2.00%	11.23%		2/24/2022	2/7/2027		1,774,146	1,774,164	1,774,146	0.94%
Term Loan	(5)	1st Lien	3M SOFR+6.75%	2.00%	11.23%		6/24/2022	2/7/2027		270,332	269,389	270,332	0.14%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.75%	2.00%	11.23%		6/24/2022	2/7/2027		172,835	172,232	172,835	0.09%
Term Loan	(5)	1st Lien	3M SOFR+6.75%	2.00%	11.23%		6/24/2022	2/7/2027		388,313	386,705	388,313	0.21%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.75%	2.00%	11.23%		6/24/2022	2/7/2027		248,266	247,238	248,266	0.13%
Revolver	(5)	1st Lien	3M SOFR+6.75%	2.00%	11.28%		2/24/2022	2/7/2027		78,772	78,772	78,772	0.04%
Revolver	(5)	1st Lien	3M SOFR+6.75%	2.00%	11.06%		2/24/2022	2/7/2027		52,515	52,515	52,515	0.03%
Revolver	(5)	1st Lien	3M SOFR+6.75%	2.00%	11.20%		2/24/2022	2/7/2027		420,118	420,118	420,118	0.22%
Revolver	(5)	1st Lien	3M SOFR+6.75%	2.00%	11.23%		2/24/2022	2/7/2027		157,544	157,544	157,544	0.08%
Total											$6,333,651	$6,337,787	3.35%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	9.00%	1.50%	8/2/2023	8/2/2028	Environmental Industries	$3,551,895	$3,494,336	$3,338,781	1.77%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.50%	2.00%	9.00%	1.50%	8/2/2023	8/2/2028		2,270,884	2,234,084	2,134,631	1.13%
Revolver	(5)	1st Lien	3M SOFR+8.50%	2.00%	12.50%		8/2/2023	8/2/2028		8,801	8,801	8,273	0.00%
Revolver	(5)	1st Lien	3M SOFR+8.50%	2.00%	12.49%		8/2/2023	8/2/2028		145,951	145,951	137,194	0.07%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	9.00%	1.50%	8/2/2023	8/2/2028		662,373	655,768	622,631	0.33%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,592	248,949	71,504	0.04%
Compost 360 Investments, LLC Preferred Units		Equity					8/29/2025			510	22,950	28,702	0.02%
Total											$6,810,839	$6,341,716	3.36%
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	1st Lien	3M SOFR+6.25%	2.00%	10.40%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$5,641,052	$5,584,205	$5,641,053	2.99%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.25%	2.00%	10.40%		11/22/2022	11/22/2027		3,606,574	3,570,228	3,606,574	1.91%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	717,647	0.38%
Total											$9,699,212	$9,965,274	5.28%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.50%	9.75%		6/30/2023	6/30/2028	High Tech Industries	$2,838,136	$2,802,702	$2,838,136	1.50%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.75%	1.50%	9.75%		6/30/2023	6/30/2028		1,814,546	1,791,891	1,814,546	0.96%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	850,271	0.45%
Total											$5,079,811	$5,502,953	2.91%
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	1st Lien	3M SOFR+6.50%	1.00%	10.40%	0.25%	7/29/2022	7/29/2027	Services: Business	$2,484,612	$2,463,667	$2,459,766	1.30%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.50%	1.00%	10.40%	0.25%	7/29/2022	7/29/2027		966,238	958,093	956,576	0.51%
Revolver	(5)	1st Lien	3M SOFR+6.50%	1.00%	10.40%	0.25%	7/29/2022	7/29/2027		1,296,014	1,296,014	1,283,054	0.68%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			343,529	343,529	297,387	0.16%
Total											$5,061,303	$4,996,783	2.65%
DFO Enterprises, LLC	(4)								Rochester, MN
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.50%	9.25%		9/22/2025	9/22/2030	Capital Equipment	$7,358,000	$7,229,235	$7,229,235	3.83%
DFO Ultimate Holding, LP Class A Units		Equity					9/22/2025			6,958	321,180	321,180	0.17%
Total											$7,550,415	$7,550,415	4.00%
DMD Systems Recovery, LLC	(4)								Tempe, AZ
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.00%	9.00%		8/22/2025	8/22/2031	High Tech Industries	$1,533,888	$1,507,322	$1,507,322	0.80%
Phoenix Parent LLC Common Units		Equity					8/19/2025			174,338	174,338	174,338	0.09%
Total											$1,681,660	$1,681,660	0.89%
EHI Buyer, Inc.									Grand Prarie, TX
EHI Group Holdings, L.P. Class A Units	(9)	Equity					7/31/2023		Environmental Industries	492	$176,613	$989,942	0.52%
Total											$176,613	$989,942	0.52%
Elder Care Opco LLC	(4)								Scarsdale, NY
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.50%	9.00%		7/31/2025	7/31/2030	Healthcare & Pharmaceuticals	$3,485,935	$3,426,523	$3,426,523	1.82%
Rallyday Elder Care Co-Investors LP Partnership Interests		Equity					7/31/2025			740,592	745,269	745,269	0.39%
Total											$4,171,792	$4,171,792	2.21%
Environmental Remedies, LLC	(4)								Hayward, CA
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.50%	9.25%		1/15/2025	1/15/2030	Services: Business	$3,301,367	$3,243,099	$3,235,340	1.71%
ERI Parent Holdings, LLC Class A Units		Equity					1/15/2025			113,419	113,419	104,443	0.06%
Total											$3,356,518	$3,339,783	1.77%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	1st Lien	1M SOFR+6.50%	1.00%	10.78%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$3,076,799	$3,021,431	$3,076,799	1.63%
Term A Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+6.50%	1.00%	10.78%		5/22/2023	5/22/2028		1,026,899	1,008,420	1,026,899	0.54%
Revolver	(5)	1st Lien	1M SOFR+6.50%	1.00%	10.78%		5/22/2023	5/22/2028		247,238	247,238	247,238	0.13%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+6.50%	1.00%	10.78%		5/22/2023	5/22/2028		365,601	365,601	365,601	0.19%
Total											$4,642,690	$4,716,537	2.49%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Eskola LLC	(4)								Morristown, TN
Term Loan	(7)(8)	1st Lien	3M SOFR+5.50%	1.50%	10.23%		12/19/2024	12/19/2029	Construction & Building	$3,395,307	$3,342,962	$3,293,448	1.74%
Delayed Draw Term Loan	(7)(8)	1st Lien	3M SOFR+5.50%	1.50%	10.23%		12/19/2024	12/19/2029		1,903,184	1,890,620	1,846,088	0.98%
Eskola Holdings, LLC Class A Units	(9)	Equity					12/19/2024			176	500,436	285,396	0.15%
Eskola Holdings, LLC Class C Units		Equity					6/4/2025			16	31,584	17,017	0.01%
Total											$5,765,602	$5,441,949	2.88%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	10.79%		12/7/2023	12/7/2028	Services: Business	$3,647,531	$3,595,572	$3,647,531	1.93%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.50%	2.00%	10.79%		12/7/2023	12/7/2028		1,418,484	1,398,278	1,418,484	0.75%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	281,093	0.15%
Total											$5,260,777	$5,347,108	2.83%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	1st Lien	1M SOFR+6.25%	1.00%	10.51%		3/16/2022	3/16/2027	Services: Business	$2,772,753	$2,758,695	$2,772,753	1.47%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+6.25%	1.00%	10.51%		3/16/2022	3/16/2027		1,078,293	1,072,826	1,078,293	0.57%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	165,323	0.09%
Total											$3,999,524	$4,016,369	2.13%
FairWave Holdings, LLC	(4)								Kansas City, MO
Term Loan	(5)	1st Lien	3M SOFR+6.75%	1.50%	10.75%		4/1/2024	4/1/2029	Beverage & Food	$1,853,231	$1,821,251	$1,853,231	0.99%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.75%	1.50%	10.75%		4/1/2024	4/1/2029		1,184,853	1,164,407	1,184,853	0.63%
Term Loan	(5)	1st Lien	3M SOFR+6.75%	1.50%	10.75%		3/31/2025	4/1/2029		556,694	546,663	556,694	0.29%
Revolver	(5)	1st Lien	3M SOFR+6.75%	1.50%	10.75%		4/1/2024	4/1/2029		208,194	208,194	208,194	0.11%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.75%	1.50%	10.75%		4/1/2024	4/1/2029		1,072,415	1,062,045	1,072,415	0.57%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.75%	1.50%	10.75%		3/31/2025	4/1/2029		80,156	79,302	80,156	0.04%
GRC Java Holdings, LLC Class A Units		Equity					4/1/2024			1,209	123,496	159,788	0.08%
Total											$5,005,358	$5,115,331	2.71%
FiscalNote Boards LLC	(4)(6)								Toronto, Canada
Term Loan	(5)	1st Lien	1M SOFR+5.25%	1.00%	9.41%		3/11/2024	3/12/2029	Services: Business	$1,076,443	$1,060,297	$1,065,679	0.57%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+5.25%	1.00%	9.41%		3/11/2024	3/12/2029		418,617	412,338	414,431	0.22%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity					5/28/2024			115	77,109	67,484	0.04%
FCP-Connect Holdings LLC Class A Common Shares		Equity					5/28/2024			115	-	-	0.00%
Total											$1,549,744	$1,547,594	0.83%
GSF Buyer, LLC	(4)								North Andover, MA
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.00%	9.31%		4/30/2025	4/30/2031	Beverage & Food	$1,675,581	$1,651,765	$1,675,581	0.89%
GSF Group Holdings, L.P. Class A2 Units		Equity					4/30/2025			138	138,021	141,269	0.07%
Total											$1,789,786	$1,816,850	0.96%
Guidant Corp.	(4)								Erie, PA
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	10.50%		3/11/2024	3/12/2029	Energy: Oil & Gas	$4,624,545	$4,502,434	$4,624,545	2.45%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.50%	2.00%	10.50%		3/11/2024	3/12/2029		2,956,676	2,878,605	2,956,676	1.57%
Revolver		1st Lien	3M SOFR+6.50%	2.00%	10.50%		3/11/2024	3/12/2029		324,070	324,070	324,070	0.17%
Titan Meter Topco LP Class A Units		Equity					3/11/2024			441,164	446,340	619,368	0.33%
Total											$8,151,449	$8,524,659	4.52%
Heartland Business Systems, LLC									Little Chute, WI
Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.00%	10.70%		8/26/2022	8/26/2027	Services: Business	$2,248,123	$2,228,262	$2,248,123	1.19%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.25%	1.00%	10.70%		8/26/2022	8/26/2027		874,270	866,546	874,270	0.46%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.00%	10.70%		8/26/2022	8/26/2027		2,333,908	2,316,647	2,333,908	1.24%
Delayed Draw Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.25%	1.00%	10.70%		8/26/2022	8/26/2027		907,631	900,918	907,631	0.48%
AMCO HBS Holdings, LP Class A Units	(9)	Equity					8/26/2022			1,570	92,418	452,664	0.24%
Total											$6,404,791	$6,816,596	3.61%
Husk AcquireCo Inc.	(6)								Vaughan, Canada
Term Loan	(5)	1st Lien	6M SOFR+5.75%	1.50%	10.00%		11/14/2024	11/15/2029	Beverage & Food	$2,114,742	$2,087,565	$2,093,595	1.11%
SK Spectra Holdings LP Class A Units		Equity					11/15/2024			119	119,320	110,110	0.06%
Total											$2,206,885	$2,203,705	1.17%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan		1st Lien	12.0%	0.00%	12.00%		2/1/2022	12/17/2026	Services: Business	$6,025,218	$6,008,469	$5,000,932	2.65%
Term Loan (PBDC SPV)	(17)	1st Lien	12.0%	0.00%	12.00%		2/1/2022	12/17/2026		2,323,148	2,316,690	1,928,213	1.02%
Revolver		1st Lien	12.0%	0.00%	12.00%		2/1/2022	12/17/2026		1,241,200	1,241,200	1,030,196	0.55%
Delayed Draw Term Loan		1st Lien	12.0%	0.00%	12.00%		2/1/2022	12/17/2026		146,371	145,903	121,488	0.06%
Delayed Draw Term Loan (PBDC SPV)	(17)	1st Lien	12.0%	0.00%	12.00%		2/1/2022	12/17/2026		56,436	56,255	46,842	0.02%
Total											$9,768,517	$8,127,671	4.30%
Identity Theft Guard Solutions, Inc.	(4)								Portland, OR
Term Loan	(5)	1st Lien	1M SOFR+5.50%	1.50%	9.66%		2/28/2025	2/28/2030	Services: Business	$7,091,437	$6,962,652	$7,020,524	3.72%
IDX Parent, LLC Class A-2 Units		Equity					2/28/2025			330,747	330,747	585,994	0.31%
Total											$7,293,399	$7,606,518	4.03%
Impact Home Services LLC									Tampa, FL
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	10.50%		4/28/2023	4/28/2028	Services: Consumer	$2,627,618	$2,588,859	$2,575,066	1.36%
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	10.50%		6/30/2023	4/28/2028		119,437	117,627	117,048	0.06%
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	10.50%		10/11/2023	4/28/2028		239,485	235,705	234,695	0.12%
Revolver	(5)(14)	1st Lien	3M SOFR+6.50%	2.00%	10.50%		4/28/2023	4/28/2028		607,105	607,105	594,963	0.32%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			212	212,303	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity					1/31/2024			21	21,483	23,595	0.01%
Total											$3,783,082	$3,545,367	1.87%
Inoapps Bidco, LLC									Houston, TX
Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.00%	10.32%		2/15/2022	2/15/2027	High Tech Industries	$3,961,524	$3,935,856	$3,941,716	2.09%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.75%	1.00%	10.32%		2/15/2022	2/15/2027		1,546,066	1,536,049	1,538,336	0.81%
Revolver	(5)	1st Lien	1M SOFR+5.75%	1.00%	10.03%		2/15/2022	2/15/2027		948,767	948,767	944,023	0.50%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.00%	10.32%		2/15/2022	2/15/2027		1,654,900	1,649,058	1,646,626	0.87%
Delayed Draw Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.75%	1.00%	10.32%		2/15/2022	2/15/2027		645,859	643,579	642,630	0.34%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	739,634	0.39%
Total											$9,256,881	$9,452,965	5.00%
iNovex Information Systems Incorporated	(4)								Columbia, MD
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.00%	9.25%		12/17/2024	12/17/2030	Services: Business	$3,379,061	$3,333,188	$3,345,270	1.77%
Total											$3,333,188	$3,345,270	1.77%
International Cybernetics Acquisition, LLC	(4)								Largo, FL
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.50%	9.25%		6/3/2025	6/3/2030	Services: Business	$3,091,440	$3,040,110	$3,060,526	1.62%
International Cybernetics Holdings, LP Class B Units		Equity					6/2/2025			864	86,375	68,761	0.04%
Total											$3,126,485	$3,129,287	1.66%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	1st Lien	6M SOFR+6.00%	1.00%	10.17%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$3,150,208	$3,125,362	$3,118,706	1.65%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	6M SOFR+6.00%	1.00%	10.17%		6/6/2022	6/6/2027		2,014,067	1,998,182	1,993,926	1.06%
Gauge Vimergy Coinvest, LLC Units		Equity					6/6/2022			178	175,035	167,400	0.09%
Total											$5,298,579	$5,280,032	2.80%
Luxium Solutions, LLC									Deerfield Beach, OH
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.00%	9.25%		5/10/2024	12/1/2027	High Tech Industries	$1,422,180	$1,407,993	$1,422,180	0.75%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.25%	1.00%	9.25%		5/10/2024	12/1/2027		909,263	900,193	909,263	0.48%
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.00%	9.25%		5/10/2024	12/1/2027		605,677	599,637	605,677	0.32%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.25%	1.00%	9.25%		5/10/2024	12/1/2027		387,236	383,374	387,236	0.21%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.00%	9.25%		5/10/2024	12/1/2027		294,029	292,509	294,029	0.16%
Delayed Draw Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.25%	1.00%	9.25%		5/10/2024	12/1/2027		187,986	187,014	187,986	0.10%
Total											$3,770,720	$3,806,371	2.02%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	1st Lien	3M SOFR+5.50%	1.00%	9.65%		9/2/2022	9/2/2027	Consumer Goods: Durable	$5,078,735	$5,044,337	$5,078,735	2.69%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.50%	1.00%	9.65%		9/2/2022	9/2/2027		3,247,060	3,225,068	3,247,060	1.72%
Revolver	(5)	1st Lien	3M SOFR+5.50%	1.00%	9.96%		9/2/2022	9/2/2027		307,294	307,294	307,294	0.16%
Revolver	(5)	1st Lien	3M SOFR+5.50%	1.00%	9.65%		9/2/2022	9/2/2027		204,863	204,863	204,863	0.11%
Revolver	(5)	1st Lien	3M SOFR+5.50%	1.00%	9.57%		9/2/2022	9/2/2027		307,294	307,294	307,294	0.16%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	527,030	0.28%
Total											$9,400,338	$9,672,276	5.12%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	1st Lien	1M SOFR+7.00%	1.00%	11.16%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	2,316,583	2,280,838	2,189,171	1.16%
Term Loan	(5)	1st Lien	1M SOFR+7.00%	1.00%	0.00%	11.66%	12/30/2022	12/30/2028		579,146	570,210	547,293	0.29%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+7.00%	1.00%	11.16%		12/30/2022	12/30/2028		1,481,094	1,458,241	1,399,634	0.74%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+7.00%	1.00%	0.00%	11.66%	12/30/2022	12/30/2028		370,273	364,560	349,908	0.19%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			461,351	461,351	160,887	0.09%
Total											$5,135,200	$4,646,893	2.47%
MBH Management LLC	(4)								Washington, DC
Term Loan	(5)	1st Lien	1M SOFR+5.00%	1.50%	9.16%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$3,854,178	$3,788,182	$3,815,636	2.02%
MBH Parent, LLC Common Units	(5)	Equity					11/15/2024			370,083	370,083	514,037	0.27%
Total											$4,158,265	$4,329,673	2.29%
MedLearning Group, LLC	(4)								New York, NY
Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.00%	9.75%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$1,056,008	$1,042,145	$1,040,168	0.55%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.75%	1.00%	9.75%		3/26/2024	12/30/2027		675,153	666,290	665,026	0.35%
Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.00%	9.75%		3/26/2024	12/30/2027		618,937	610,812	609,653	0.32%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.75%	1.00%	9.75%		3/26/2024	12/30/2027		395,714	390,519	389,778	0.21%
Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.00%	9.75%		3/26/2024	12/30/2027		505,427	498,808	497,846	0.26%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.75%	1.00%	9.75%		3/26/2024	12/30/2027		323,142	318,910	318,295	0.17%
Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.00%	9.75%		8/5/2025	12/30/2027		3,405,870	3,357,895	3,354,782	1.78%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.75%	1.00%	9.75%		3/26/2024	12/30/2027		986,891	977,934	972,088	0.51%
Total											$7,863,313	$7,847,636	4.15%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	1st Lien	3M SOFR+6.00%	2.00%	10.00%		12/21/2023	12/21/2028	Capital Equipment	$804,705	$793,219	$804,705	0.43%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.00%	2.00%	10.00%		12/21/2023	12/21/2028		514,483	507,140	514,483	0.27%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.00%	2.00%	10.00%		12/21/2023	12/21/2028		2,952,542	2,929,503	2,952,542	1.56%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	257,186	0.14%
Total											$4,495,924	$4,528,916	2.40%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	1st Lien	1M SOFR+5.75%	1.00%	10.01%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$1,645,629	$1,637,725	$1,645,629	0.87%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+5.75%	1.00%	10.01%		4/4/2022	4/3/2028		1,052,123	1,047,070	1,052,123	0.56%
Term Loan	(5)	1st Lien	1M SOFR+5.75%	1.00%	10.01%		11/20/2024	4/3/2028		1,878,984	$1,871,578	$1,878,984	1.00%
Total											$4,556,373	$4,576,736	2.43%
Mobotrex Acquisition, LLC	(4)								Davenport, IA
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.00%	9.00%		2/28/2025	6/7/2030	Wholesale	$2,082,093	$2,053,550	$2,061,272	1.09%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.00%	9.00%		2/28/2025	6/7/2030		833,672	827,587	825,335	0.44%
Total											$2,881,137	$2,886,607	1.53%
Monarch Behavioral Therapy, LLC	(4)								Addison, TX
Term Loan	(5)	1st Lien	1M SOFR+5.00%	1.00%	9.16%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$3,169,325	$3,116,527	$3,153,478	1.67%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+5.00%	1.00%	9.16%		6/6/2024	6/6/2030		2,026,290	1,992,534	2,016,159	1.07%
Revolver	(5)	1st Lien	1M SOFR+5.00%	1.00%	9.22%		6/6/2024	6/6/2030		56,211	56,211	55,930	0.03%
Revolver	(5)	1st Lien	1M SOFR+5.00%	1.00%	9.14%		6/6/2024	6/6/2030		28,106	28,106	27,965	0.01%
Revolver	(5)	1st Lien	1M SOFR+5.00%	1.00%	9.19%		6/6/2024	6/6/2030		112,423	112,423	111,861	0.06%
Revolver	(5)	1st Lien	1M SOFR+5.00%	1.00%	9.16%		6/6/2024	6/6/2030		168,634	168,634	167,791	0.09%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+5.00%	1.00%	9.16%		6/6/2024	6/6/2030		112,143	111,125	111,582	0.06%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+5.00%	1.00%	9.16%		6/6/2024	6/6/2030		123,357	122,237	122,740	0.07%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+5.00%	1.00%	9.16%		6/6/2024	6/6/2030		469,254	464,993	466,908	0.25%
BI Investors, LLC Class A Units		Equity					6/6/2024			3,333	330,352	313,920	0.17%
Total											$6,503,142	$6,548,334	3.48%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monitorus Holding, LLC	(6)								London, UK
Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.00%	10.51%		5/24/2022	5/24/2027	Media: Diversified & Production	$4,012,419	$3,998,006	$3,972,295	2.10%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.25%	1.00%	10.51%		5/24/2022	5/24/2027		2,443,486	2,434,709	2,419,051	1.28%
Revolver	(5)	1st Lien	3M SOFR+6.25%	1.00%	10.51%		5/24/2022	5/24/2027		€666,418	726,279	719,016	0.38%
Revolver	(5)	1st Lien	3M SOFR+6.25%	1.00%	10.51%		5/24/2022	5/24/2027		€666,418	722,730	715,503	0.38%
Delayed Draw Term Loan	(5)	1st Lien	3M SOFR+6.25%	1.00%	10.51%		5/24/2022	5/24/2027		€2,356,648	2,378,591	2,354,805	1.25%
Delayed Draw Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.25%	1.00%	10.51%		5/24/2022	5/24/2027		€1,435,153	1,448,516	1,434,031	0.76%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	7.760%	0.00%	0.00%	8.00%	9/30/2024	12/21/2025		€36,840	41,187	42,848	0.02%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	1/31/2025	3/31/2026		€26,331	27,731	30,626	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	22,566	0.01%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	22,566	0.01%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	22,566	0.01%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	22,566	0.01%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	22,566	0.01%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	22,566	0.01%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	22,566	0.01%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	22,566	0.01%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	22,566	0.01%
Sapphire Aggregator S.a r.l. Class 2 Ordinary Shares		Equity					3/31/2025			3,607,920	19,509	46,198	0.02%
Sapphire Aggregator S.a r.l. Shares		Equity					6/30/2025			7,957,912	46,631	94,045	0.05%
Total											$12,138,387	$12,031,512	6.35%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	1st Lien	1M SOFR+6.25%	1.50%	10.41%		8/3/2023	8/3/2029	Construction & Building	$1,189,796	$1,170,414	$1,177,898	0.62%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+6.25%	1.50%	10.41%		8/3/2023	8/3/2029		760,689	748,297	753,082	0.40%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+6.25%	1.50%	10.41%		8/3/2023	8/3/2029		771,067	764,483	763,356	0.40%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	138,182	0.07%
Total											$2,890,947	$2,832,518	1.49%
Norplex Micarta Acquisition, Inc.	(4)								Postville, IA
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.50%	9.56%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$3,615,655	$3,553,970	$3,579,498	1.90%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.25%	1.50%	9.56%		10/31/2024	10/31/2029		2,311,648	2,272,210	2,288,532	1.21%
Revolver	(5)	1st Lien	3M SOFR+5.25%	1.50%	9.25%		10/31/2024	10/31/2029		303,778	303,778	300,740	0.16%
Norplex Micarta Parent, LP Preferred Units		Equity					10/31/2024			427,155	427,155	376,739	0.20%
Total											$6,557,113	$6,545,509	3.47%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	1st Lien	3M SOFR+6.00%	1.75%	10.00%		11/16/2022	11/16/2027	Services: Business	$4,669,778	$4,622,559	$4,669,778	2.47%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.00%	1.75%	10.00%		11/16/2022	11/16/2027		1,816,025	1,797,662	1,816,025	0.96%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	591,542	0.31%
Total											$6,755,720	$7,077,345	3.74%
Pacific Shoring Holdings, LLC	(4)								Santa Rosa, CA
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.50%	9.00%		1/10/2025	1/10/2030	Capital Equipment	$5,300,943	$5,218,893	$5,221,430	2.77%
PSP Ultimate Holding, LP Class A Units		Equity					1/10/2025			9,163	430,662	511,206	0.27%
Total											$5,649,555	$5,732,636	3.04%
Pearl Media Holdings, LLC	(11)								Garland, TX
Term Loan	(5)	1st Lien	3M SOFR+6.25%	2.00%	10.40%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$1,406,890	$1,394,423	$1,378,752	0.73%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.25%	2.00%	10.40%		8/31/2022	8/31/2027		899,487	891,516	881,497	0.47%
Total											$2,285,939	$2,260,249	1.20%
Plus Delta Buyer LLC	(4)								Carlsbad, CA
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.50%	9.25%		1/16/2025	1/16/2031	Services: Business	$3,935,937	$3,863,827	$3,896,578	2.06%
Plus Delta Parent LLC Class A Units	(5)	Equity					1/16/2025			277,974	277,974	291,650	0.15%
Total											$4,141,801	$4,188,228	2.21%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	1st Lien	3M SOFR+4.50%	1.50%	9.60%		1/31/2023	1/31/2029	Beverage & Food	$2,413,968	$2,382,860	$2,413,968	1.28%
Term Loan (PBDC SPV)	(7)(8)(17)	1st Lien	3M SOFR+4.50%	1.50%	9.60%		1/31/2023	1/31/2029		1,543,357	1,523,468	1,543,357	0.82%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	186,616	0.10%
Total											$4,225,326	$4,143,941	2.20%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	1st Lien	3M SOFR+5.50%	2.00%	9.95%		5/1/2023	8/2/2027	High Tech Industries	$2,930,116	$2,900,273	$2,930,116	1.55%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.50%	2.00%	9.95%		5/1/2023	8/2/2027		1,139,489	1,127,883	1,139,489	0.60%
Revolver	(5)	1st Lien	3M SOFR+5.50%	2.00%	9.95%		5/1/2023	8/2/2027		1,066,564	1,066,564	1,066,564	0.56%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	186,937	0.10%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	31,210	0.02%
Total											$5,288,585	$5,354,316	2.83%
Said Intermediate, LLC	(4)								Boston, MA
Term Loan	(5)	1st Lien	1M SOFR+5.50%	1.00%	9.66%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$3,504,727	$3,446,183	$3,469,680	1.84%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+5.50%	1.00%	9.66%		6/13/2024	6/13/2029		2,240,727	2,203,297	2,218,320	1.18%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity					6/13/2024			663	272,727	218,796	0.12%
FCP-Said Holdings, LLC Class A Common Shares		Equity					6/13/2024			625	-	-	0.00%
Total											$5,922,207	$5,906,796	3.14%
Service Minds Company, LLC	(12)								Bradenton, FL
Term Loan		1st Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028	Services: Consumer	$2,394,428	$2,373,904	$1,544,406	0.82%
Revolver	(15)	1st Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028		537,411	537,411	346,630	0.18%
Priority Revolver	(15)	1st Lien	12.50%		0.00%	0.00%	9/30/2024	2/7/2028		130,760	130,760	261,520	0.14%
Priority Revolver	(15)	1st Lien	12.50%		0.00%	0.00%	9/13/2024	2/7/2028		129,317	129,317	258,634	0.14%
Priority Revolver	(15)	1st Lien	12.50%		0.00%	0.00%	11/12/2024	2/7/2028		290,964	290,964	581,928	0.31%
Priority Revolver	(15)	1st Lien	12.50%		0.00%	0.00%	2/7/2025	2/7/2028		200,442	200,442	400,884	0.21%
Priority Revolver	(15)	1st Lien	12.50%		0.00%	0.00%	1/3/2025	2/7/2028		64,659	64,659	129,318	0.07%
Delayed Draw Term Loan	(15)	1st Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028		1,632,031	1,623,941	1,052,660	0.56%
Total											$5,351,398	$4,575,980	2.43%
Solid Surface Holdco, LLC	(4)								Charlotte, NC
Term Loan	(5)	1st Lien	3M SOFR+6.00%	2.00%	10.00%		6/6/2025	6/6/2030	Services: Business	$2,234,108	$2,191,666	$2,200,596	1.17%
Carolina Topco Holdings, LP Class A-1 Units		Equity					6/6/2025			2,205	220,491	242,696	0.13%
Total											$2,412,157	$2,443,292	1.30%
Strategus, LLC	(4)								Englewood, CO
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.00%	9.00%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$5,998,628	$5,902,483	$5,878,656	3.11%
CIVC Strategus Blocker, LLC Class A Units		Equity					1/27/2025			160	160,392	182,386	0.10%
Total											$6,062,875	$6,061,042	3.21%
Teckrez, LLC									Jacksonville, FL
Term Loan	(5)	1st Lien	1M SOFR+6.75%	2.00%	11.01%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$1,054,550	$1,042,529	$1,049,277	0.56%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+6.75%	2.00%	11.01%		5/24/2024	11/30/2028		674,220	666,534	670,849	0.36%
Revolver	(5)	1st Lien	1M SOFR+6.75%	2.00%	11.01%		5/24/2024	11/30/2028		527,869	527,869	525,230	0.28%
Revolver	(5)	1st Lien	1M SOFR+6.75%	2.00%	11.01%		5/24/2024	11/30/2028		58,652	58,652	58,359	0.03%
HH-Teckrez Parent, LP Preferred Units		Equity					5/24/2024			36,658	36,658	54,309	0.03%
Total											$2,332,242	$2,358,024	1.26%
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	10.60%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$2,859,777	$2,813,407	$2,859,777	1.51%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.50%	2.00%	10.60%		8/7/2023	8/7/2028		1,828,382	1,798,735	1,828,382	0.97%
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	10.60%		9/30/2024	8/7/2028		362,591	356,885	362,591	0.19%
Term Loan	(5)	1st Lien	3M SOFR+6.50%	2.00%	10.60%		3/14/2025	8/7/2028		692,351	680,442	692,351	0.37%
BV HGI Holdings, L.P. Class A Units	(5)	Equity					8/7/2023			413,052	413,052	393,735	0.21%
Total											$6,062,521	$6,136,836	3.25%
The Millennium Alliance LLC	(4)								New York, NY
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.00%	9.00%		7/31/2025	7/31/2031	Services: Business	$5,280,193	$5,202,630	$5,202,630	2.76%
BC MA Blocker, Inc. Class A-2 Common Stock		Equity					7/31/2025			29	294,275	294,275	0.16%
Total											$5,496,905	$5,496,905	2.92%
Tiger 21, LLC	(4)								New York, NY
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.00%	9.00%		12/30/2024	12/30/2030	Services: Consumer	$6,572,332	$6,453,439	$6,539,471	3.46%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity					12/30/2024			376	376,429	493,179	0.26%
Total											$6,829,868	$7,032,650	3.72%

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	1st Lien	3M SOFR+6.00%	1.00%	10.15%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$3,055,916	$3,042,304	$2,948,959	1.56%
Term Loan	(5)	1st Lien	3M SOFR+6.00%	1.00%	10.15%		4/1/2022	12/31/2026		332,521	331,040	320,883	0.17%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.00%	1.00%	10.15%		4/1/2022	12/31/2026		1,953,783	1,945,080	1,885,401	1.00%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+6.00%	1.00%	10.15%		4/1/2022	12/31/2026		212,595	211,648	205,154	0.11%
Revolver	(5)	1st Lien	3M SOFR+6.00%	1.00%	10.15%		4/1/2022	12/31/2026		128,683	128,683	124,179	0.07%
Total											$5,658,755	$5,484,576	2.91%
TriplePoint Acquisition Holdings LLC	(4)								Columbus, OH
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.00%	9.25%		5/31/2024	5/31/2029	Construction & Building	$3,018,930	$2,971,479	$3,018,930	1.60%
Term Loan	(5)	1st Lien	3M SOFR+5.25%	1.00%	9.25%		4/8/2025	5/31/2029		1,399,050	1,373,841	1,399,050	0.74%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	3M SOFR+5.25%	1.00%	9.25%		5/31/2024	5/31/2029		1,174,028	1,155,575	1,174,028	0.62%
TriplePoint Holdco LLC Class A Units	(9)	Equity					5/31/2024			442,295	413,454	1,318,220	0.70%
Total											$5,914,349	$6,910,228	3.66%
USDTL AcquisitionCo, Inc.	(4)								Des Plaines, IL
Term Loan	(5)	1st Lien	3M SOFR+5.00%	1.50%	9.00%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$1,552,050	$1,524,153	$1,528,769	0.81%
USDTL Holdings, LLC Preferred Units		Equity					12/9/2024			92	92,427	121,215	0.06%
Total											$1,616,580	$1,649,984	0.87%
WER Holdings, LLC	(4)								Sugar Hill, GA
Term Loan	(5)	1st Lien	1M SOFR+5.50%	1.00%	9.67%		4/11/2024	4/11/2030	Services: Business	$781,906	$769,165	$777,996	0.41%
Term Loan	(5)	1st Lien	1M SOFR+5.50%	1.00%	9.66%		5/30/2025	4/11/2030		173,171	170,705	172,305	0.09%
Term Loan (PBDC SPV)	(5)(17)	1st Lien	1M SOFR+5.50%	1.00%	9.67%		4/11/2024	4/11/2030		304,074	299,119	302,554	0.16%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+5.50%	1.00%	9.66%		5/30/2025	4/11/2030		359,824	357,125	358,025	0.19%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+5.50%	1.00%	9.78%		4/11/2024	4/11/2030		208,010	206,123	206,970	0.11%
Delayed Draw Term Loan	(5)	1st Lien	1M SOFR+5.50%	1.00%	9.64%		4/11/2024	4/11/2030		332,745	329,726	331,081	0.18%
Revolver	(5)	1st Lien	1M SOFR+5.50%	1.00%	9.78%		4/11/2024	4/11/2030		20,108	20,108	20,007	0.01%
Revolver	(5)	1st Lien	1M SOFR+5.50%	1.00%	9.69%		4/11/2024	4/11/2030		55,856	55,856	55,577	0.03%
Revolver	(5)	1st Lien	1M SOFR+5.50%	1.00%	9.66%		4/11/2024	4/11/2030		55,856	55,856	55,577	0.03%
Revolver	(5)	1st Lien	1M SOFR+5.50%	1.00%	9.82%		4/11/2024	4/11/2030		55,856	55,856	55,577	0.03%
Blade Landscape Investments, LLC Class A Units		Equity					4/11/2024			733	73,300	115,135	0.06%
Total											$2,392,939	$2,450,804	1.30%
Total Non-controlled, non-affiliated investments											$371,417,536	$376,434,763	199.41%
Total Investments											$371,417,536	$376,434,763	199.41%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(187,659,472)	(99.41)%
NET ASSETS												$188,775,291	100.00%

(1)	The fair value of the investment was determined using significant unobservable inputs, which are considered level 3 under the fair value hierarchy. See Note 1 of the Notes to the consolidated financial statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted in Euros (“€”).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

(4)	At September 30, 2025, Stellus Private Credit BDC (the "Company") had the following outstanding revolver and delayed draw term loan commitments of which there was no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$1,310,335	0.50%	June 5, 2028
2X LLC	Delayed Draw Term Loan	2,385,494	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	556,928	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,142,835	0.50%	March 22, 2028
Carolinas Buyer, Inc.	Delayed Draw Term Loan	1,439,876	0.50%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	1,119,158	0.50%	December 20, 2030
Cerebro Buyer, LLC	Delayed Draw Term Loan	510,498	0.50%	March 15, 2029
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Champion Services Acquireco LLC	Revolver	1,368,939	0.50%	September 19, 2030
Channel Partners Intermediateco, LLC	Revolver	78,772	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	2,286,568	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	258,813	0.50%	July 29, 2027
DFO Enterprises, LLC	Revolver	1,742,096	0.50%	September 22, 2030
DMD Systems Recovery, LLC	Delayed Draw Term Loan	4,070,703	0.50%	August 22, 2031
DMD Systems Recovery, LLC	Revolver	1,368,939	0.50%	August 22, 2031
Elder Care Opco LLC	Delayed Draw Term Loan	3,697,074	0.50%	July 31, 2030
Elder Care Opco LLC	Revolver	1,259,737	0.50%	July 31, 2030
Environmental Remedies, LLC	Delayed Draw Term Loan	2,330,762	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	1,383,237	0.50%	January 15, 2030
Equine Network, LLC	Revolver	105,959	0.50%	May 22, 2028
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	254,459	0.50%	April 1, 2029
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	254,005	0.50%	March 12, 2029
GSF Buyer, LLC	Delayed Draw Term Loan	1,119,854	0.50%	April 30, 2031
GSF Buyer, LLC	Revolver	1,341,001	0.50%	April 30, 2031
Guidant Corp.	Revolver	486,106	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	311	0.50%	December 17, 2026
Identity Theft Guard Solutions, Inc.	Revolver	1,092,978	0.50%	February 28, 2030
iNovex Information Systems Incorporated	Revolver	1,369,930	0.50%	December 17, 2030
International Cybernetics Acquisition, LLC	Delayed Draw Term Loan	2,324,391	0.50%	June 3, 2030
International Cybernetics Acquisition, LLC	Revolver	1,486,393	0.50%	June 3, 2030
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2028
MacKenzie-Childs Acquisition, Inc.	Revolver	717,020	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	204,593	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	1,337,795	0.50%	November 15, 2029
MBH Management LLC	Revolver	772,104	0.50%	November 15, 2029
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	1,167,141	0.50%	June 7, 2030
Mobotrex Acquisition, LLC	Revolver	625,882	0.50%	June 7, 2030
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	134,907	0.50%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	196,740	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Norplex Micarta Acquisition, Inc.	Revolver	1,518,888	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	2,301,368	0.50%	January 10, 2030
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,279,635	0.50%	January 16, 2031
Plus Delta Buyer LLC	Revolver	2,561,362	0.50%	January 16, 2031
RIA Advisory Borrower, LLC	Revolver	281,599	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Solid Surface Holdco, LLC	Delayed Draw Term Loan	2,299,062	0.50%	June 6, 2030
Solid Surface Holdco, LLC	Revolver	1,341,001	0.50%	June 6, 2030
Strategus, LLC	Delayed Draw Term Loan	2,325,095	0.50%	January 27, 2031
Strategus, LLC	Revolver	1,513,228	0.50%	January 27, 2031
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
The Millennium Alliance LLC	Revolver	1,341,001	0.50%	July 31, 2031
Tiger 21, LLC	Revolver	1,513,228	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	857,888	0.50%	December 31, 2026
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,061,509	0.50%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	589,727	0.50%	May 31, 2029
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	2,635,854	0.50%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	1,345,968	0.50%	December 9, 2030
WER Holdings, LLC***	Revolver	147,460	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	602,762	0.50%	April 11, 2030
	Total Unfunded Commitments	$86,521,154

* Included in this investment is a Line of Credit (“LOC”) in the amount of $71,794, with LOC rate of 5.25% and a maturity of July 1, 2028.

** This investment is a last-out delayed draw term loan with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

*** Included in this investment is LOC in the amount of $17,137, with LOC rate of 5.50% and a maturity of April 11, 2030.

(5)	These loans include an interest rate floor feature that is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 93.8% of the Company’s total assets as of September 30, 2025.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $696,773, with an unfunded rate of 0.00% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(12)	Investment has been on non-accrual since August 21, 2024. The stated coupon rate is presented for reference, but both the cash and PIK interest rates are reflected as 0% to indicate that, consistent with the Company’s revenue recognition policy, no interest income is currently being accrued or recognized.
(13)	This loan is convertible to common units at maturity or at the election of the issuer.
(14)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $128,780 with an unfunded rate of 0.00% and a maturity of February 7, 2028. The Company has full discretion to fund the revolver commitment.
(15)	The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028.
(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,210,120 with an unfunded rate of 0.50% and a maturity of July 22, 2029. The Company has full discretion to fund the revolver commitment.
(17)	Investments held by the PBDC SPV subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $3,429,536 of cash and $78,417,889 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the PBDC SPV subsidiary.

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

September 30, 2025

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

As of September 30, 2025, the Company has issued a total of 12,371,428 common shares of beneficial interest in connection with draw downs of $145,000,000 of outstanding capital commitments, share purchases of $47,576,000 by investors pursuant to immediate share issuance subscription agreements, and $3,332,418 from dividend reinvestments for total contributed capital of $195,908,418. As of September 30, 2025, the Company had $81,937,318 in uncalled capital commitments pursuant to draw down subscription agreements.

On August 15, 2024, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the common shares of beneficial interest outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. As of September 30, 2025, the Company repurchased 669,951 common shares of beneficial interest at a weighted-average purchase price of $15.18.

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

September 30, 2025

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States., (ii) is not an investment company that are wholly owned subsidiaries of a BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250,000,000 or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2,000,000. Additionally, in accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (including any preferred stock that we may issue in the future) of at least 150%, subject to meeting certain conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 197% and 216%, respectively.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, the Company has observed and continues to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States and/or on its trading partners and the prolonged shutdown of the government.

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

As of September 30, 2025, cash balances totaling $0 did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000. In addition, at September 30, 2025, the Company held $6,386,635 in cash equivalents in money market mutual funds, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote.

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

September 30, 2025

(unaudited)

Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facilities. See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate any portfolio company in which we make an investment but do consolidate any investment company subsidiary. Accordingly, we consolidated the results of the Taxable Subsidiary and PBDC SPV. All intercompany balances have been eliminated upon consolidation.

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

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering costs, included on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from Commencement of Operations or the date of incurrence, thereafter. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to the Private Offering. As of September 30, 2025 and December 31, 2024, $57,662 and $127,983 of such offering costs had yet to be amortized, respectively.

Investments

Rule 2a-5 under the 1940 Act allows the Board to designate a valuation designee (the “Valuation Designee”) to perform the fair value determination responsibilities, subject to certain conditions, including continued board of directors’ oversight and creates a framework for the determination of the fair value of a fund’s investment in order to establish a standard baseline valuation practice across all funds. Determination of fair value in good faith requires, among other things, assessment and management of material valuation risks, the establishment and consistent application of appropriate methodologies for calculating fair value (including regular review of which methodologies have been selected and monitoring for circumstances that require fair value), the regular testing of the established fair

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

value methodologies, and the evaluation and oversight of any pricing services used. The Board has amended its valuation policy in accordance with the requirements of Rule 2a-5 and Rule 31a-4. The Board has not elected to designate a Valuation Designee.

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

September 30, 2025

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

A presentation of the interest income we have received from portfolio companies for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Loan interest	$8,725,269	$7,072,857	$24,274,899	$19,212,251
PIK interest	55,565	338,279	253,297	671,421
Fee amortization income(1)	409,631	308,593	1,061,078	885,174
Fee income acceleration(2)	15,540	80,653	59,279	185,512
Total Interest Income	$9,206,005	$7,800,382	$25,648,553	$20,954,358
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of income. As of September 30, 2025, the Company had loans to one portfolio company on non-accrual status, which represented approximately 1.5% of the Company’s loan portfolio at cost and 1.3% at fair value. As of September 30, 2025 and December 31, 2024, $1,124,974 and $89,992 of income from investments on non-accrual has not been accrued, respectively. As of December 31, 2024, the Company had loans to one portfolio company on non-accrual status, which represented approximately 1.8% of the Company’s loan portfolio at cost and 1.2% at fair value. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

September 30, 2025

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2024, the Company estimates that it had $797,691 of undistributed taxable income that was carried forward toward distributions to be paid in 2025. The Company intends to distribute any undistributed ordinary income as of December 31, 2024 within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2024.

Current income tax expense estimates for the three and nine months ended September 30, 2025 of $17,218 and $34,325, respectively, is related to federal excise taxes. Current income tax expense estimates for the three and nine months ended September 30, 2024 of $0 and $29,274, respectively, is related to federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of September 30, 2025, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and nine months ended September 30, 2025 and 2024.

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

For the three and nine months ended September 30, 2025, the Company recorded deferred income tax (provision) benefit of ($50,884) and ($12,618) related to the Taxable Subsidiary, respectively. For the three and nine months ended September 30, 2024, the Company recorded deferred income tax (provision) of ($19,791) and ($15,993), respectively, related to the Taxable Subsidiary. In addition, as of September 30, 2025 and December 31, 2024, the Company had a deferred tax liability of $272,073 and $259,455, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

Distributable Earnings

The components that make up total distributable earnings on the Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Accumulated net realized gain from investments, net of cumulative dividends of $254,817 for both periods	$486,281	$386,329
Net realized gain on foreign currency translations	110,264	113,882
Net unrealized appreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $272,073 and $259,455, respectively	4,706,476	2,674,418
Net unrealized appreciation on foreign currency translations	38,678	6,923
Accumulated undistributed net investment loss	(1,497,474)	(384,258)
Total distributable earnings	$3,844,225	$2,797,294

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents (the "Base Management Fee"), and the Incentive Fee (as defined below). In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until the first fiscal quarter immediately following the two-year anniversary of the initial closing of capital commitments by the Company. The Advisor has agreed to waive the base management fee in excess of 1.00%, for periods ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange. For the three and nine months ended September 30, 2025, the Company accrued management fees of $1,283,911 and $3,515,843, respectively, of which $427,970 and $1,171,947 have been waived by the Advisor pursuant to the terms of the Advisory Agreement, respectively. For the three and nine months ended September 30, 2024, the Company accrued management fees of $896,304 and $2,497,611, respectively, all of which have been waived. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

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

September 30, 2025

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

For the three and nine months ended September 30, 2025, the Company accrued Income Incentive Fees of $652,037 and $1,856,151, respectively. For the three and nine months ended September 30, 2025, $262,314 and $663,685 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange. For the three and nine months ended September 30, 2024, the Company accrued Income Incentive Fees of $756,668 and $1,997,539, respectively. For the three and nine months ended September 30, 2024, $252,222 and $665,846 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange.

As of September 30, 2025 and December 31, 2024, $475,545 and $452,186, respectively, of such Income Incentive Fees were payable to the Advisor, of which $395,809 and $384,260, respectively, are currently payable (as explained below). As of September 30, 2025 and December 31, 2024, $79,736 and $67,926, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For both the three and nine months ended September 30, 2025, no Income Incentive Fees were deferred pursuant to the Cumulative Pre-Incentive Fee Net Return limitation and are not currently payable. The Income Incentive Fees that have been waived by the Advisor are not subject to recoupment by the Advisor.

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

September 30, 2025

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

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income incentive fees incurred	$652,037	$756,668	$1,856,151	$1,997,539
Capital gains incentive fees incurred (reversed)	(19,310)	(124,713)	253,423	(94,639)
Income incentive fee waiver	(262,314)	(252,222)	(663,685)	(665,846)
Incentive fees expense	$370,413	$379,733	$1,445,889	$1,237,054

	September 30, 2025	December 31, 2024
Investment income incentive fee currently payable	$395,809	$384,260
Investment income incentive fee deferred	79,736	67,926
Capital gains incentive fee deferred	559,652	306,229
Incentive fee payable	$1,035,197	$758,415

Expense Support and Conditional Reimbursement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor under which the Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of the Company’s total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; U.S. federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three and nine months ended September 30, 2025, the Company recorded expense reimbursements of $1,615 and $129,757, respectively. For the three and nine months ended September 30, 2024, the Company recorded expense reimbursements of $128,331 and $403,148, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

As of September 30, 2025, expenses reimbursed by the Advisor included in the Consolidated Statements of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2022	$157,933	$—	$—	March 31, 2025
June 30, 2022	87,423	—	—	June 30, 2025
September 30, 2022	79,475	—	—	September 30, 2025
December 31, 2022	63,511	—	63,511	December 31, 2025
March 31, 2023	219,880	—	219,880	March 31, 2026
June 30, 2023	139,229	—	139,229	June 30, 2026
September 30, 2023	82,743	—	82,743	September 30, 2026
December 31, 2023	126,539	—	126,539	December 31, 2026
March 31, 2024	197,775	—	197,775	March 31, 2027
June 30, 2024	77,042	—	77,042	June 30, 2027
September 30, 2024	128,331	—	128,331	September 30, 2027
December 31, 2024	161,473	—	161,473	December 31, 2027
March 31, 2025	84,378	—	84,378	March 31, 2028
June 30, 2025	43,764	—	43,764	June 30, 2028
September 30, 2025	1,615	—	1,615	September 30, 2028
Totals	$1,651,111	$—	$1,326,280

The following tables summarize the components of the expenses reimbursed/fees waived by the Advisor included in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Management fee waiver	$427,970	$896,304	$1,171,947	$2,497,611
Income incentive fee waiver	262,314	252,222	663,685	665,846
Expense support and conditional reimbursement	1,615	128,331	129,757	403,148
Expenses reimbursed/fees waived by Advisor	$691,899	$1,276,857	$1,965,389	$3,566,605

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

For the three and nine months ended September 30, 2025 and 2024, the Company recorded an expense relating to trustees’ fees of $40,000 and $120,000, respectively. As of both September 30, 2025 and December 31, 2024, no trustees’ fees were payable to the Company’s trustees.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

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

September 30, 2025

(unaudited)

Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management.

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three and nine months ended September 30, 2025, the Company recorded expenses of $154,754 and $393,653, respectively, relating to the Administration Agreement. For the three and nine months ended September 30, 2024, the Company recorded expenses of $103,230 and $293,646, respectively, relating to the Administration Agreement. As of September 30, 2025 and December 31, 2024, $154,754 and $103,230, respectively, remained payable to Stellus Capital Management under the Administration Agreement.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

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

For the three and nine months ended September 30, 2025, the Company declared aggregate distributions of $0.38 and $1.10 per share on its common stock, respectively. The distribution declared for the three and nine months ended September 30, 2025 differ from the amounts disclosed in the statements of operations as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end. For the three and nine months ended September 30, 2024, the Company declared aggregate distributions of $0.50 and $1.50 per share on its common stock, respectively. The Company has declared distributions of $5.77 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024			$1.98
Fiscal 2025
January 9, 2025	January 10, 2025	January 31, 2025	$0.1200
January 9, 2025	February 3, 2025	February 28, 2025	$0.1200
January 9, 2025	March 3, 2025	March 31, 2025	$0.1200
April 4, 2025	April 8, 2025	April 30, 2025	$0.1200
April 4, 2025	May 1, 2025	May 30, 2025	$0.1200
April 4, 2025	June 2, 2025	June 30, 2025	$0.1200
July 2, 2025	July 7, 2025	July 31, 2025	$0.1266
July 2, 2025	August 1, 2025	August 29, 2025	$0.1266
July 2, 2025	September 2, 2025	September 30, 2025	$0.1266
Total			$5.77
(1)	Distributions for the year ended 2024, 2023, and 2022 are shown in aggregate amounts.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

In addition, the Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional common shares of beneficial interest unless they notify the Plan Administrator and the Company's transfer agent and registrar in writing that they instead desire to receive cash. If a shareholder receives dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of common shares of beneficial interest generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Plan Administrator and the Company's transfer agent and registrar in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board for such distribution. If such notice is not received by the record date fixed by the Board for such distribution, then that dividend will be paid in the form of common shares of beneficial interest and any subsequent dividends will be paid in cash. The Company issued 21,774 and 64,505 shares through the DRIP for the three and nine months ended September 30, 2025, respectively. The Company issued 26,702 and 78,019 shares through the DRIP For the three and nine months ended September 30, 2024, respectively.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

As of September 30, 2025, the Company has issued a total of 12,371,428 common shares of beneficial interest in connection with draw downs of $145,000,000 from outstanding capital commitments and share purchases of $47,576,000 by investors pursuant to immediate share issuance subscription agreements and $3,332,418 from dividend reinvestments for total contributed capital of $195,908,418. As of September 30, 2025, the Company had $81,937,318 in uncalled capital commitments pursuant to draw down subscription agreements.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

				Organizational			Offering
	Common Shares	Number of	Gross	Expense	Net		Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)		Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000		$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000		14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000		14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328		14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000		14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000		14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566		14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453		14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000		14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616		14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000		14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537		14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000		14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000		14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507		14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000		15.10
Dividend reinvestment	January 5, 2024	13,315	201,062	—	201,062		15.10
Immediate share issuance	January 30, 2024	117,897	1,793,210	6,790	1,800,000		15.21
Dividend reinvestment	January 31, 2024	4,938	75,104	—	75,104		15.21
Dividend reinvestment	February 29, 2024	5,133	78,073	—	78,073		15.21
Immediate share issuance	March 1, 2024	73,683	1,120,712	4,288	1,125,000		15.21
Immediate share issuance	March 28, 2024	40,936	622,624	2,376	625,000		15.21
Dividend reinvestment	April 1, 2024	5,717	86,960	—	86,960		15.21
Immediate share issuance	April 29, 2024	414,531	6,325,743	24,257	6,350,000		15.26
Dividend reinvestment	April 30, 2024	6,198	94,576	—	94,576		15.26
Capital draw down	May 22, 2024	1,310,616	20,000,000	—	20,000,000		15.26
Immediate share issuance	May 31, 2024	214,138	3,267,729	12,271	3,280,000		15.26
Dividend reinvestment	May 31, 2024	7,930	121,011	—	121,011		15.26
Immediate share issuance	June 26, 2024	65,283	996,220	3,780	1,000,000		15.26
Dividend reinvestment	June 28, 2024	8,086	123,392	—	123,392		15.26
Immediate share issuance	July 30, 2024	104,924	1,593,789	6,211	1,600,000		15.19
Dividend reinvestment	July 31, 2024	8,014	121,739	—	121,739		15.19
Immediate share issuance	August 27, 2024	49,182	747,086	2,914	750,000		15.19
Dividend reinvestment	August 30, 2024	9,424	143,144	—	143,144		15.19
Share repurchase program	September 19, 2024	(373,094)	(5,667,305)	—	(5,667,305)		15.19
Immediate share issuance	September 24, 2024	196,726	2,988,271	11,729	3,000,000		15.19
Dividend reinvestment	September 30, 2024	9,264	140,726	—	140,726		15.19
Immediate share issuance	October 30, 2024	29,603	448,186	1,814	450,000		15.14
Dividend reinvestment	October 31, 2024	10,747	162,714	—	162,714		15.14
Immediate share issuance	November 27, 2024	33,876	512,872	2,128	515,000		15.14
Dividend reinvestment	November 29, 2024	10,956	165,869	—	165,869		15.14
Capital draw down	December 23, 2024	1,328,901	20,000,000	—	20,000,000		15.05
Immediate share issuance	December 27, 2024	27,790	418,238	1,762	420,000		15.05
Share repurchase program	December 31, 2024	(132,978)	(1,999,989)	—	(1,999,989)		15.04
Dividend reinvestment	December 31, 2024	11,223	168,791	—	168,791		15.04
Immediate share issuance	January 30, 2025	23,646	358,474	1,526	360,000		15.16
Dividend reinvestment	January 31, 2025	7,429	112,770	—	112,770		15.18
Immediate share issuance	February 28, 2025	73,889	1,120,144	4,856	1,125,000		15.16
Dividend reinvestment	February 28, 2025	6,833	103,586	—	103,586		15.16
Immediate share issuance	March 27, 2025	39,407	597,405	2,595	600,000		15.16
Dividend reinvestment	March 31, 2025	7,022	106,474	—	106,474		15.16
Share repurchase program	April 2, 2025	(22,609)	(342,751)	—	(342,751)		15.16
Immediate share issuance	April 30, 2025	29,419	448,024	1,976	450,000		15.23
Dividend reinvestment	April 30, 2025	7,045	107,292	—	107,292		15.23
Immediate share issuance	May 29, 2025	153,795	2,340,754	10,246	2,351,000		15.22
Dividend reinvestment	May 30, 2025	7,176	109,215	—	109,215		15.22
Immediate share issuance	June 30, 2025	71,696	1,091,188	4,812	1,096,000		15.22
Dividend reinvestment	June 30, 2025	7,226	109,977	—	109,977		15.22
Share repurchase program	July 24, 2025	(141,270)	(2,160,019)	—	(2,160,019)		15.29
Dividend reinvestment	July 31, 2025	7,188	109,902	—	109,902		15.29
Immediate share issuance	August 1, 2025	33,859	517,695	2,305	520,000		15.29
Dividend reinvestment	August 29, 2025	7,266	111,113	—	111,113	<--Plug to foot	15.29
Immediate share issuance	September 2, 2025	188,769	2,886,277	12,723	2,899,000		15.29
Immediate share issuance	September 30, 2025	160,193	2,449,352	10,648	2,460,000		15.29
Capital draw down	September 30, 2025	981,034	15,000,000	—	15,000,000		15.29
Dividend reinvestment	September 30, 2025	7,320	111,921	—	111,921		15.29
Total		12,371,428	$185,553,394	$184,960	$185,738,354
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

(2)	Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of September 30, 2025, in the amount of $807,288, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

Share Repurchase Program

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn prior to the expiration of the applicable tender offer as of September 30, 2025:

	5% of Shares					Redemption
Type of Common	Offered	Common Shares	Number of	Percentage of	Net Repurchase	Price
Shares Issuance	for Repurchase	Redemption Date	Shares Repurchased	Shares Repurchased	Amount	Per Share
Share repurchase program	469,527	September 19, 2024	373,094	4.0%	5,667,305	15.19
Share repurchase program	469,749	December 31, 2024	132,978	1.4%	1,999,989	15.04
Share repurchase program	535,755	April 2, 2025	22,609	0.2%	342,751	15.16
Share repurchase program	543,666	July 24, 2025	141,270	1.3%	2,160,019	15.29
Total			669,951		$10,170,064

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase in net assets resulting from operations	$3,783,399	$4,246,176	$13,088,598	$11,583,161
Weighted average common shares of beneficial interest	11,123,004	9,456,180	10,943,242	8,335,421
Net increase in net assets from operations per share	$0.34	$0.45	$1.20	$1.39

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

At September 30, 2025, the Company had investments in 72 portfolio companies. The composition of our investments as of September 30, 2025 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$354,476,230	$353,187,740
Unsecured Debt	68,918	73,474
Equity	16,872,388	23,173,549
Total Investments	$371,417,536	$376,434,763
(1)	Includes unitranche investments, which accounted for 4.5% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had 52 and 46 of such investments with aggregate unfunded commitments of $86,521,154 and $56,936,322, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

The aggregate gross unrealized appreciation (depreciation) and the aggregate cost and fair value of the Company’s portfolio company securities as September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Aggregate cost of portfolio company securities	$371,417,536	$297,791,269
Gross unrealized appreciation of portfolio company securities	10,742,942	6,531,245
Gross unrealized depreciation of portfolio company securities	(5,764,393)	(3,597,372)
Gross unrealized appreciation on foreign currency translation	38,678	11,656
Gross unrealized depreciation on foreign currency translation	—	(4,733)
Aggregate fair value of portfolio company securities	$376,434,763	$300,732,065

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2025 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$353,187,740	$353,187,740
Unsecured Debt	—	—	73,474	73,474
Equity	—	—	23,173,549	23,173,549
Total Investments	$—	$—	$376,434,763	$376,434,763

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2024 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$283,482,729	$283,482,729
Unsecured Debt	—	—	90,413	90,413
Equity	—	—	17,158,923	17,158,923
Total Investments	$—	$—	$300,732,065	$300,732,065

The changes in aggregate values of Level 3 portfolio investments during the nine months ended September 30, 2025 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2024	$283,482,729	$90,413	$17,158,923	$300,732,065
Purchases of investments	89,773,175	27,731	4,052,795	93,853,701
Payment-in-kind interest	245,666	7,631	—	253,297
Sales and Redemptions	(20,348,218)	(62,551)	(874,530)	(21,285,299)
Realized gain on investment	—	—	67,495	67,495
Change in unrealized (depreciation) appreciation on investments included in earnings	(702,685)	272	2,747,089	2,044,676
Change in unrealized appreciation on foreign currency translation included in earnings	—	9,978	21,777	31,755
Amortization of premium and accretion of discount, net	737,073	—	—	737,073
Fair value at September 30, 2025	$353,187,740	$73,474	$23,173,549	$376,434,763

There were no Level 3 transfers during the nine months ended September 30, 2025.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$55,772,931	$54,798,162	14.55%
Texas	48,070,895	50,461,075	13.39%
New York	47,247,997	48,520,606	12.89%
California	27,423,389	27,668,095	7.35%
Colorado	16,682,432	16,717,474	4.44%
Pennsylvania	14,485,018	15,837,875	4.21%
Illinois	16,446,400	14,774,438	3.92%
United Kingdom	12,138,387	12,031,512	3.20%
Canada	12,019,243	11,980,199	3.18%
Arizona	10,691,813	11,176,364	2.97%
Ohio	9,685,069	10,716,599	2.85%
Tennessee	9,990,928	9,585,890	2.55%
Iowa	9,438,250	9,432,116	2.51%
Maryland	8,991,943	8,829,846	2.35%
Virginia	8,422,968	8,564,674	2.28%
Massachusetts	7,711,993	7,723,646	2.05%
Oregon	7,293,399	7,606,518	2.02%
Minnesota	7,550,415	7,550,415	2.01%
Wisconsin	6,404,791	6,816,596	1.81%
Michigan	6,062,521	6,136,836	1.63%
North Carolina	5,725,076	5,751,362	1.53%
Missouri	5,005,358	5,115,331	1.36%
Idaho	4,556,373	4,576,736	1.22%
Louisiana	4,495,924	4,528,916	1.20%
District of Columbia	4,158,265	4,329,673	1.15%
Georgia	2,392,939	2,450,804	0.65%
South Carolina	2,221,841	2,308,099	0.61%
Indiana	330,978	444,906	0.12%
Total Investments	$371,417,536	$376,434,763	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of September 30, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$77,127,206	$78,076,816	20.75%
High Tech Industries	44,885,193	45,937,869	12.21%
Healthcare & Pharmaceuticals	42,296,666	42,957,628	11.41%
Capital Equipment	39,886,851	40,808,272	10.84%
Media: Advertising, Printing & Publishing	25,383,088	24,814,875	6.59%
Construction & Building	22,441,210	23,055,007	6.12%
Consumer Goods: Non-Durable	18,205,533	19,509,222	5.18%
Services: Consumer	19,568,301	18,798,032	4.99%
Beverage & Food	16,540,274	16,587,897	4.41%
Chemicals, Plastics, & Rubber	14,548,110	14,388,109	3.82%
Media: Diversified & Production	12,138,387	12,031,512	3.20%
Consumer Goods: Durable	9,400,338	9,672,276	2.57%
Energy: Oil & Gas	8,151,449	8,524,659	2.26%
Environmental Industries	6,987,452	7,331,658	1.95%
Retail	6,333,651	6,337,787	1.68%
Hotel, Gaming, & Leisure	4,642,690	4,716,537	1.25%
Wholesale	2,881,137	2,886,607	0.77%
Total Investments	$371,417,536	$376,434,763	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$50,117,721	$51,333,196	17.06%
High Tech Industries	37,580,707	38,418,760	12.78%
Healthcare & Pharmaceuticals	33,078,396	33,123,393	11.01%
Capital Equipment	26,634,637	27,544,790	9.16%
Consumer Goods: Non-Durable	19,459,391	20,424,922	6.79%
Media: Advertising, Printing & Publishing	19,321,733	19,051,900	6.34%
Services: Consumer	19,416,695	17,380,571	5.78%
Chemicals, Plastics, & Rubber	17,043,322	17,041,973	5.67%
Beverage & Food	13,801,250	13,952,930	4.64%
Construction & Building	13,290,426	13,638,879	4.54%
Media: Diversified & Production	12,153,794	12,093,869	4.02%
Environmental Industries	9,482,195	9,782,473	3.25%
Consumer Goods: Durable	8,562,343	8,638,156	2.87%
Energy: Oil & Gas	7,800,160	8,232,957	2.74%
Retail	6,293,227	6,252,832	2.08%
Hotel, Gaming, & Leisure	3,755,272	3,820,464	1.27%
Total Investments	$297,791,269	$300,732,065	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2025:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$321,792,040	Income approach(2)	HY credit spreads	-1.91% to 9.08% (-0.23%)
			Risk free rates	-0.98% to 1.85% (-0.35%)
		Market approach(2)	Market multiples	3.4x to 21.1x (12.2x)(4)
	$31,395,700	Transaction value	Transaction price	N/A

Unsecured debt	$73,474	Income approach	HY credit spreads	-0.62% to -0.62% (-0.62%)
			Risk free rates	-0.21% to -0.21% (-0.21%)

Equity investments	$19,238,278	Market approach(5)	EBITDA multiple	3.3x to 18.2x (10.8x)
			Revenue multiple	7.5x to 7.5x (7.5x)
	$3,935,271	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$376,434,763
(1)	Weighted average based on fair value as of September 30, 2025.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (1.91)% ( (191) basis points) to 9.08% (908 basis points). The average of all changes was (0.23)% ( (23) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

As of September 30, 2025, the Company had $86,521,154 in unfunded debt commitments to 52 existing portfolio companies. As of December 31, 2024, the Company had $56,936,322 in unfunded debt commitments to 46 existing portfolio companies. As of September 30, 2025, the Company had sufficient liquidity (through cash on

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	Nine Months Ended
	September 30, 2025		September 30, 2024
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$15.16		$15.21
Net investment income	1.00		1.45
Change in unrealized appreciation (depreciation) on investments	0.19		(0.06)
Net realized gain	0.01		—
Total from operations	$1.20		$1.39
Stockholder distributions from:
Net investment income	(1.10)		(1.49)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.01		0.02
Other(2)	(0.01)		0.01
Net asset value at end of period	$15.26		$15.14
Total return based on net asset value(3)	7.91%		9.33%
Weighted average shares outstanding	10,943,242		8,335,421
Ratio/Supplemental Data:
Net assets at end of period	$188,775,291		$142,226,582
Weighted average net assets	$166,635,961		$127,073,187
Annualized ratio of net operating expenses to weighted average net assets(4)	12.25%		9.69%
Annualized ratio of interest expense and other fees to weighted average net assets	7.93%		7.24%
Annualized ratio of net investment income to weighted average net assets(4)	8.77%		12.70%
Portfolio turnover(5)	6.29%		11.18%
Credit Facilities payable	$195,050,000		$118,600,000
Asset coverage ratio(6)	1.97	x	2.20	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Net of 0.78% and 3.75% for the nine months ended September 30, 2025 and 2024, respectively, from expenses reimbursed and fees waived by the Advisor. Additionally, these ratios include the impact of income tax provision on net unrealized appreciation in Taxable Subsidiary of ($12,618) and ($15,993) for the nine months ended September 30, 2025 and 2024, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit on net unrealized appreciation to weighted average net assets for the nine months ended September 30, 2025 and 2024 is (0.01)% and (0.01)%, respectively.
(5)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(6)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

NOTE 9 — CREDIT FACILITIES

Credit Facility

On September 30, 2022, as amended on December 9, 2022, April 26, 2023, October 3, 2024, May 2, 2025 and September 10, 2025, the Company entered into a senior secured revolving credit agreement with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility” and together with the SPV Facility, the “Credit Facilities”). The Credit Facility provides for borrowings up to a maximum of $300,000,000 on a committed basis.

The Credit Facility bears interest, subject to the Company’s election, on a per annum basis equal to (i) Term SOFR plus 2.25% (or 2.50% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00), subject to a 0.25% floor, or (ii) 1.25% (or 1.50% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate, which is subject to a 3.00% floor, based on the highest of (a) the Prime Rate, (b) Federal Funds Rate plus 0.50% and (c) one-month Term SOFR (subject to a 0.25% floor), plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 10, 2029, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 10, 2030.

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2025 and December 31, 2024, the Company was in compliance with these covenants.

As of September 30, 2025 and December 31, 2024, there was $145,050,000 and $90,450,000, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,694,288 in connection with the Credit Facility, which are being amortized over the life of the facility. As of September 30, 2025 and December 31, 2024, $2,682,762 and $972,372 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facilities payable.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30, 2025	December 31, 2024
Credit Facility payable	$145,050,000	$90,450,000
Prepaid loan structure fees	(2,682,762)	(972,372)
Credit Facility payable, net of prepaid loan structure fees	$142,367,238	$89,477,628

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$2,580,685	$1,776,051	$6,798,508	$5,976,286
Loan structure fees amortization	129,833	20,050	326,576	208,266
Total interest and other fees	$2,710,518	$1,796,101	$7,125,084	$6,184,552
Weighted average interest rate	7.2%	8.5%	7.3%	8.4%
Effective interest rate (including fee amortization)	7.6%	8.6%	7.6%	8.7%
Average debt outstanding	$141,795,652	$83,363,043	$124,766,484	$95,309,124
Cash paid for interest and unused fees	$4,709,235	$1,885,769	$6,658,825	$6,118,560

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

As of both September 30, 2025 and December 31, 2024, there was $50,000,000 outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $832,155 in connection with the SPV Facility, which are being amortized over the life of the facility. As of September 30, 2025 and December 31, 2024, $711,376 and $784,768 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facilities payable.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

	September 30, 2025	December 31, 2024
SPV Facility payable	$50,000,000	$50,000,000
Prepaid loan structure fees	(711,376)	(784,768)
SPV Facility payable, net of prepaid loan structure fees	$49,288,624	$49,215,232

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the three and nine months ended September 30, 2025:

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
Interest expense	$863,288	$656,401		$2,572,604	$656,401
Facility agent fee	11,111	—		73,958	—
Loan structure fees amortization	37,079	23,168		108,121	23,168
Total interest and other fees	$911,478	$679,569		$2,754,683	$679,569
Weighted average interest rate	6.9%	7.9	%(1)	6.9%	7.9	%(1)
Effective interest rate (including fee amortization)	7.2%	8.2	%(1)	7.4%	8.2	%(1)
Average debt outstanding	$50,000,000	$50,000,000	(1)	$50,000,000	$50,000,000	(1)
Cash paid for interest and unused fees	$880,363	$—		$2,667,993	$—
(1)	Calculated for the period from August 1, 2024, the date of the SPV Facility, through September 30, 2024.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 1, 2025	The Hardenbergh Group, Inc.*	Provider of patient safety, clinical risk mitigation, and healthcare compliance solutions	$1,241,645	Senior Secured – First Lien
New Investment	October 17, 2025	Fidus Systems Inc.	Provider of outsourced electronic product development and engineering services	$3,023,836	Senior Secured – First Lien
				$2,015,890	Delayed Draw Term Loan Commitment
				$1,446,825	Revolver Commitment
				$216,218	Equity
Add-On Investment	November 6, 2025	Mobotrex Acquisition, LLC*	Distributor and manufacturer of intelligent traffic solution equipment	$1,435,403	Senior Secured – First Lien
				$1,668,789	Delayed Draw Term Loan Commitment
				$461,751	Revolver Commitment
*	Existing portfolio company

The Company realized the following portfolio company subsequent to September 30, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	October 1, 2025	Heartland Business Systems, LLC	End-to-end information technologies solutions provider	$3,122,393	$—	Senior Secured – First Lien
				$3,241,539	$—	Delayed Draw Term Loan
Full Realization				$452,671	$360,253	Equity

Credit Facilities

On October 2, 2025, the “Company entered into Amendment No. 2 to Loan Financing and Servicing Agreement (the “Second Amendment”), by and among Stellus SPV, as borrower, the Company, as servicer, Deutsche Bank, as facility agent, agent and a committed lender, which amends the SPV Facility. The Second Amendment amended the SPV Facility to, among other things, (i) increase the commitment from $50,000,000 to $75,000,000, (ii) reduce the applicable margin rate on advances under the loan agreement to a range of 2.00% to 2.35%, (iii) extend the revolving period to October 2, 2028, and (iv) extend the maturity date to October 2, 2031.

As of November 14, 2025, the outstanding balance under the Credit Facility and SPV Facility was $117,250,000 and $75,000,000, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

Dividends Declared

On October 21, 2025, the Board declared a regular monthly dividend for each of October 2025, November 2025, and December 2025 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
10/21/2025	10/22/2025	10/31/2025	$0.1200
10/21/2025	11/3/2025	11/28/2025	$0.1200
10/21/2025	12/1/2025	12/31/2025	$0.1200

Sale of Unregistered Securities

Since September 30, 2025, the Company sold 158,404 common shares of beneficial interest at a price of $15.26 per share for aggregate proceeds of $2,417,220 which included $10,280 of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Share Repurchases

Since September 30, 2025, 176,879 common shares of beneficial interest were validly tendered and not withdrawn prior to the expiration of the tender offer. The Company purchased all common shares of beneficial interest validly tendered and not withdrawn at a price equal to $15.25 per share for an aggregate purchase price of $2,697,405.

NOTE 11 — REPORTABLE SEGMENTS

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted FASB Accounting Standards Update 2023-07 as of September 30, 2025 and December 31, 2024 and has applied ASU 2023-07 retrospectively for the three and nine months ended September 30, 2024. The adoption of ASU 2023-07 impacted the financial statement disclosures of the Company and did not impact the Company’s financial position or the results of its operations. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the Company's Consolidated Statements of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

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

We have elected to be treated, qualify, and intend to qualify annually, as a RIC under Subchapter M of the

Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2025 and December 31, 2024, we were in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%, subject to meeting certain conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 197% and 216%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, the Company has observed and continues to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States and/or on its trading partners and the prolonged shutdown of the government.

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

As of September 30, 2025, we had $376.4 million (at fair value) invested in 72 portfolio companies. As of September 30, 2025, our portfolio included approximately 94% of first lien debt 6% of equity, and less than 1% in unsecured debt investments at fair value. The composition of our investments at cost and fair value as of September 30, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$354,476,230	$353,187,740
Unsecured Debt	68,918	73,474
Equity	16,872,388	23,173,549
Total Investments	$371,417,536	$376,434,763
(1)	Includes unitranche investments, which accounted for 4.5% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2025 and December 31, 2024, we had unfunded commitments of $86.5 million and $56.9 million, respectively, to provide debt financing to 52 and 46 portfolio companies, respectively. As of September 30, 2025, we had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2025:

			% of Total
	Cost	Fair Value	Investments
Florida	$55,772,931	$54,798,162	14.55%
Texas	48,070,895	50,461,075	13.39%
New York	47,247,997	48,520,606	12.89%
California	27,423,389	27,668,095	7.35%
Colorado	16,682,432	16,717,474	4.44%
Pennsylvania	14,485,018	15,837,875	4.21%
Illinois	16,446,400	14,774,438	3.92%
United Kingdom	12,138,387	12,031,512	3.20%
Canada	12,019,243	11,980,199	3.18%
Arizona	10,691,813	11,176,364	2.97%
Ohio	9,685,069	10,716,599	2.85%
Tennessee	9,990,928	9,585,890	2.55%
Iowa	9,438,250	9,432,116	2.51%
Maryland	8,991,943	8,829,846	2.35%
Virginia	8,422,968	8,564,674	2.28%
Massachusetts	7,711,993	7,723,646	2.05%
Oregon	7,293,399	7,606,518	2.02%
Minnesota	7,550,415	7,550,415	2.01%
Wisconsin	6,404,791	6,816,596	1.81%
Michigan	6,062,521	6,136,836	1.63%
North Carolina	5,725,076	5,751,362	1.53%
Missouri	5,005,358	5,115,331	1.36%
Idaho	4,556,373	4,576,736	1.22%
Louisiana	4,495,924	4,528,916	1.20%
District of Columbia	4,158,265	4,329,673	1.15%
Georgia	2,392,939	2,450,804	0.65%
South Carolina	2,221,841	2,308,099	0.61%
Indiana	330,978	444,906	0.12%
	$371,417,536	$376,434,763	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2024:

			% of Total
	Cost	Fair Value	Investments
Florida	$57,653,478	$55,449,024	18.44%
Texas	39,654,155	41,816,027	13.90%
New York	32,574,086	33,418,762	11.11%
Illinois	16,351,628	16,234,004	5.40%
California	14,388,867	14,576,642	4.85%
Pennsylvania	13,383,388	14,037,912	4.67%
Canada	12,303,300	12,339,763	4.10%
United Kingdom	12,153,794	12,093,869	4.02%
Tennessee	9,981,310	10,070,962	3.35%
Colorado	9,759,942	9,834,101	3.27%
Arizona	8,870,299	9,287,842	3.09%
Maryland	9,297,302	9,134,501	3.04%
Ohio	8,373,385	8,775,516	2.92%
Wisconsin	6,453,254	6,734,750	2.24%
Iowa	6,282,877	6,282,877	2.09%
Massachusetts	5,954,032	5,927,889	1.97%
Michigan	5,255,092	5,295,406	1.76%
Idaho	5,234,830	5,264,442	1.75%
Louisiana	4,520,330	4,590,651	1.53%
District of Columbia	4,177,673	4,177,673	1.39%
Missouri	4,058,101	4,101,329	1.36%
Virginia	3,718,318	3,738,884	1.24%
North Carolina	3,307,812	3,307,813	1.10%
South Carolina	2,219,069	2,292,030	0.76%
Georgia	1,533,969	1,539,843	0.51%
Indiana	330,978	409,553	0.14%
	$297,791,269	$300,732,065	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2025:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$77,127,206	$78,076,816	20.75%
High Tech Industries	44,885,193	45,937,869	12.21%
Healthcare & Pharmaceuticals	42,296,666	42,957,628	11.41%
Capital Equipment	39,886,851	40,808,272	10.84%
Media: Advertising, Printing & Publishing	25,383,088	24,814,875	6.59%
Construction & Building	22,441,210	23,055,007	6.12%
Consumer Goods: Non-Durable	18,205,533	19,509,222	5.18%
Services: Consumer	19,568,301	18,798,032	4.99%
Beverage & Food	16,540,274	16,587,897	4.41%
Chemicals, Plastics, & Rubber	14,548,110	14,388,109	3.82%
Media: Diversified & Production	12,138,387	12,031,512	3.20%
Consumer Goods: Durable	9,400,338	9,672,276	2.57%
Energy: Oil & Gas	8,151,449	8,524,659	2.26%
Environmental Industries	6,987,452	7,331,658	1.95%
Retail	6,333,651	6,337,787	1.68%
Hotel, Gaming, & Leisure	4,642,690	4,716,537	1.25%
Wholesale	2,881,137	2,886,607	0.77%
	$371,417,536	$376,434,763	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$50,117,721	$51,333,196	17.06%
High Tech Industries	37,580,707	38,418,760	12.78%
Healthcare & Pharmaceuticals	33,078,396	33,123,393	11.01%
Capital Equipment	26,634,637	27,544,790	9.16%
Consumer Goods: Non-Durable	19,459,391	20,424,922	6.79%
Media: Advertising, Printing & Publishing	19,321,733	19,051,900	6.34%
Services: Consumer	19,416,695	17,380,571	5.78%
Chemicals, Plastics, & Rubber	17,043,322	17,041,973	5.67%
Beverage & Food	13,801,250	13,952,930	4.64%
Construction & Building	13,290,426	13,638,879	4.54%
Media: Diversified & Production	12,153,794	12,093,869	4.02%
Environmental Industries	9,482,195	9,782,473	3.25%
Consumer Goods: Durable	8,562,343	8,638,156	2.87%
Energy: Oil & Gas	7,800,160	8,232,957	2.74%
Retail	6,293,227	6,252,832	2.08%
Hotel, Gaming, & Leisure	3,755,272	3,820,464	1.27%
	$297,791,269	$300,732,065	100.00%

At September 30, 2025, our average portfolio company investment at amortized cost and fair value was approximately $5.2 million and $5.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $12.0 million and $12.1 million, respectively. At December 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $5.0 million and $5.1 million, respectively, and our largest portfolio company investment at both amortized cost and fair value was $12.2 million.

At September 30, 2025, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 4% bore interest at fixed rates. At December 31, 2024, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 3% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2025 and December 31, 2024 was approximately 10.3% and 10.8%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of September 30, 2025 and December 31, 2024 was approximately 9.8% and 10.3%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $6.4 million and $2.1 million, respectively.

Investment Activity

During the nine months ended September 30, 2025, we made an aggregate of $93.9 million of investments in 13 new portfolio companies and ten existing portfolio companies. During the nine months ended September 30, 2025, we received an aggregate of $21.2 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2025			As of December 31, 2024
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$66.3	18%	13	$46.8	16%	10
2	274.3	73%	52	229.9	76%	44
3	31.2	8%	6	20.6	7%	4
4	4.6	1%	1	3.4	1%	1
Total	$376.4	100%	72	$300.7	100%	59

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As September 30, 2025, we had loans to one portfolio company that was on non-accrual status, which represented approximately 1.5% of our loan portfolio at cost and 1.3% at fair value. As of December 31, 2024, we had loans to one portfolio company that was on non-accrual status, which represented approximately 1.8% of our loan portfolio at cost and 1.2% at fair value. As of September 30, 2025 and December 31, 2024, $1.1 million and $0.1 million of income from investments on non-accrual, respectively, had not been accrued.

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

Comparison of the three and nine months ended September 30, 2025 and 2024

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2025 and 2024 (in millions).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income(1)	$9.1	$7.4	$25.3	$20.1
PIK interest	0.1	0.3	0.3	0.7
Miscellaneous fees(1)	0.2	0.2	0.6	0.5
Total	$9.4	$7.9	$26.2	$21.3
(1)	For the three and nine months ended September 30, 2025, we recognized $0.1 million and $0.2 million, respectively, of non-recurring income related to amendments and early repayments to specific loan positions. For the three and nine months ended September 30, 2024, we recognized less than $0.1 million and $0.3 million, respectively, of non-recurring income related to early repayments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital Management and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital Management and the Advisor, or payable to third parties, including agents, consultants, or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating, and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;

●	U.S. federal, state, and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital Management in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2025 and 2024 (in millions).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating Expenses
Management fees	$1.3	$0.9	$3.5	$2.5
Income incentive fees	0.7	0.8	1.9	2.0
Capital gains incentive (reversal) fee	(0.0)	(0.1)	0.3	(0.1)
Professional fees	0.2	0.2	0.5	0.5
Amortization of deferred offering costs	—	0.1	0.2	0.2
Administrative services expenses	0.2	0.1	0.5	0.4
Trustees' fees	—	—	0.1	0.1
Insurance expense	—	—	0.1	0.1
Valuation fees	—	—	0.1	—
Interest expense and other fees	3.6	2.5	9.9	6.9
Other general and administrative expenses	0.1	0.1	0.2	0.2
Expenses reimbursed/fees waived by Advisor (Note 2)	(0.7)	(1.3)	(2.0)	(3.6)
Net Operating Expenses	$5.4	$3.3	$15.3	$9.2

The increase in operating expenses for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facility, (2) higher management fees due to overall portfolio growth, (3) decreased expenses reimbursed/fees waived by the Advisor (See Note 2 for further details).

Net Investment Income

For the three months ended September 30, 2025, net investment income was $4.0 million, or $0.36 per common share of beneficial interest (based on 11,123,004 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2025).

For the three months ended September 30, 2024, net investment income was $4.7 million, or $0.49 per common share of beneficial interest (based on 9,456,180 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2024).

For the nine months ended September 30, 2025, net investment income was $10.9 million, or $1.00 per common share of beneficial interest (based on 10,943,242 weighted-average common shares of beneficial interest outstanding for the nine months ended September 30, 2025).

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

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. There were $0.0 million and $0.1 million of realized gains on investments for the three and nine months ended September 30, 2025, respectively. For each of the three and nine months ended September 30, 2024, the Company realized less than $0.1 million of net realized gains related to foreign currency translations.

Proceeds from repayments of investments and amortization of certain other investments for the three and nine months ended September 30, 2025 totaled $6.8 million and $21.2 million, respectively.

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

Net change in unrealized appreciation on investments and cash equivalents for the three and nine months ended September 30, 2025 totaled ($0.2) million and $2.0 million, respectively.

Net change in unrealized depreciation on investments and cash equivalents For the three and nine months ended September 30, 2024 totaled ($0.4) million and ($0.5) million, respectively.

(Provision) Benefit for Taxes on Unrealized (Appreciation) Depreciation on Investments

PBDC Consolidated Blocker, LLC (the “Taxable Subsidiary”) permits us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three and nine months ended September 30, 2025, we recognized a (provision) for income tax on unrealized investments of less than ($0.1) million for the Taxable Subsidiary. For both the three months ended September 30, 2025 and 2024, we recognized a provision for income tax on unrealized investments of less than $0.1 million. For both the nine months ended September 30, 2025 and 2024, we recognized a benefit for income tax on unrealized investments of less than $0.1 million. As of September 30, 2025 and December 31, 2024, there was $0.3 million and $0.3 of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2025, net increase in net assets resulting from operations totaled $3.8 million, or $0.34 per common share of beneficial interest (based on 11,123,004 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2025).

For the three months ended September 30, 2024, net increase in net assets resulting from operations totaled $4.2 million, or $0.45 per common share of beneficial interest (based on 9,456,180 weighted-average common shares of beneficial interest outstanding for the three months ended September 30, 2024).

For the nine months ended September 30, 2025, net increase in net assets resulting from operations totaled $13.1 million, or $1.20 per common share of beneficial interest (based on 10,943,242 weighted-average common shares of beneficial interest outstanding for the nine months ended September 30, 2025).

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

Financial Condition, Liquidity, and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $61.5 million and $35.7 million for the nine months ended September 30, 2025 and 2024, respectively, primarily in connection with the purchase of new portfolio investments. Our financing activities for the nine months ended September 30, 2025 provided cash of $65.7 million primarily from the issuance of common shares of beneficial interest. Our financing activities for the nine months ended September 30, 2024 provided cash of $38.6 million primarily from net borrowings on our Credit Facilities and the issuance of common shares of beneficial interest, offset by short term loan repayments.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%, subject to meeting certain conditions. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 197% and 216%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $6.4 million and $2.1 million, respectively.

Credit Facilities

Credit Facility

On September 30, 2022, as amended on December 9, 2022, April 26, 2023, October 3, 2024, May 2, 2025 and September 10, 2025, the Company entered into a senior secured revolving credit agreement with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility” and together with the SPV Facility (defined below), the “Credit Facilities”). The Credit Facility provides for borrowings up to a maximum of $300.0 million on a committed basis.

The Credit Facility bears interest, subject to the Company’s election, on a per annum basis equal to (i) Term SOFR plus 2.25% (or 2.50% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00), subject to a 0.25% floor, or (ii) 1.25% (or 1.50% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate, which is subject to a 3.00% floor, based on the highest of (a) the Prime Rate, (b) Federal Funds Rate plus 0.50% and (c) one-month Term SOFR, subject to a 0.25% floor, plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 10, 2029, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 10, 2030.

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2025 and December 31, 2024, we were in compliance with these covenants.

As of September 30, 2025 and December 31, 2024, there were $145.1 million and $90.5 million outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $3.7 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of September 30, 2025 and December 31, 2024, $2.7 million and $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from Credit Facilities payable.

	September 30, 2025	December 31, 2024
Credit Facility payable	$145.1	$90.5
Prepaid loan structure fees	(2.7)	(1.0)
Credit Facility payable, net of prepaid loan structure fees	$142.4	$89.5

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$2.6	$1.8	$6.8	$6.0
Loan structure fees amortization	0.1	—	0.3	0.2
Total interest and other fees	$2.7	$1.8	$7.1	$6.2
Weighted average interest rate	7.2%	8.5%	7.3%	8.4%
Effective interest rate (including fee amortization)	7.6%	8.6%	7.6%	8.7%
Average debt outstanding	$141.8	$83.4	$124.8	$95.3
Cash paid for interest and unused fees	$4.7	$1.9	$6.7	$6.1

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

As of September 30, 2025, there was $50.0 million outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $0.8 million in connection with the SPV Facility, which are being amortized over the life of the facility. As of September 30, 2025, $0.7 million and $0.8 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

	September 30, 2025	December 31, 2024
SPV Facility payable	$50.0	$50.0
Prepaid loan structure fees	(0.7)	(0.8)
SPV Facility payable, net of prepaid loan structure fees	$49.3	$49.2

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the three and nine months ended September 30, 2025:

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
Interest expense	$0.9	$0.7		$2.6	$0.7
Facility agent fee	—	—		0.1	—
Loan structure fees amortization	—	—		0.1	—
Total interest and other fees	$0.9	$0.7		$2.8	$0.7
Weighted average interest rate	6.9%	7.9	%(1)	6.9%	7.9	%(1)
Effective interest rate (including fee amortization)	7.2%	8.2	%(1)	7.4%	8.2	%(1)
Average debt outstanding	$50.0	$50.0	(1)	$50.0	$50.0	(1)
Cash paid for interest and unused fees	$0.9	$—		$2.7	$—

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2025 and December 31, 2024, our off-balance sheet arrangements consisted of $86.5 million and $56.9 million, respectively, of unfunded commitments to provide debt and equity financings to 52 and 46 of our portfolio companies, respectively. As of September 30, 2025, we had sufficient liquidity to fund such unfunded commitments (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) should the need arise.

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

To qualify for RIC tax treatment, we generally must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2024, the Company estimates that it has $0.8 million of undistributed taxable income that was carried forward toward distributions to be paid in 2025. The Company intends to distribute any undistributed ordinary income as of December 31, 2024 within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2024.

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

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 1, 2025	The Hardenbergh Group, Inc.*	Provider of patient safety, clinical risk mitigation, and healthcare compliance solutions	$1,241,645	Senior Secured – First Lien
New Investment	October 17, 2025	Fidus Systems Inc.	Provider of outsourced electronic product development and engineering services	$3,023,836	Senior Secured – First Lien
				$2,015,890	Delayed Draw Term Loan Commitment
				$1,446,825	Revolver Commitment
				$216,218	Equity
Add-On Investment	November 6, 2025	Mobotrex Acquisition, LLC*	Distributor and manufacturer of intelligent traffic solution equipment	$1,435,403	Senior Secured – First Lien
				$1,668,789	Delayed Draw Term Loan Commitment
				$461,751	Revolver Commitment
*	Existing portfolio company

The Company realized in the following portfolio company subsequent to September 30, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	October 1, 2025	Heartland Business Systems, LLC	End-to-end information technologies solutions provider	$3,122,393	$—	Senior Secured – First Lien
				$3,241,539	$—	Delayed Draw Term Loan
Full Realization				$452,671	$360,253	Equity

Credit Facilities

On October 2, 2025, the “Company entered into Amendment No. 2 to Loan Financing and Servicing Agreement (the “Second Amendment”), by and among Stellus SPV, as borrower, the Company, as servicer, Deutsche Bank, as facility agent, agent and a committed lender, which amends the SPV Facility. The Second Amendment amended the SPV Facility to, among other things, (i) increase the commitment from $50.0 million to $75.0 million, (ii) reduce the applicable margin rate on advances under the loan agreement to a range of 2.00% to 2.35%, (iii) extend the revolving period to October 2, 2028, and (iv) extend the maturity date to October 2, 2031.

As of November 14, 2025, the outstanding balance under the Credit Facility and SPV Facility was $117.3 million and $75.0 million, respectively.

Dividends Declared

On October 21, 2025 the Board declared a regular monthly dividend for each of October 2025, November 2025, and December 2025 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
10/21/2025	10/22/2025	10/31/2025	$0.1200
10/21/2025	11/3/2025	11/28/2025	$0.1200
10/21/2025	12/1/2025	12/31/2025	$0.1200

Sale of Unregistered Securities

Since September 30, 2025, the Company sold 158,404 common shares of beneficial interest at a price of $15.29 per share for aggregate proceeds of $2.4 million which included less than $0.1 million of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Share Repurchases

Since September 30, 2025, 176,879 common shares of beneficial interest were validly tendered and not withdrawn prior to the expiration of the tender offer. The Company purchased all common shares of beneficial interest validly tendered and not withdrawn at a price equal to $15.25 per share for an aggregate purchase price of $2.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the U.S. Federal Reserve (the “Federal Reserve”) raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, most recently lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024 and 4.00% - 4.25% in September 2025. As of September 30, 2025 and December 31, 2024, 96% and 96% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rate, subject to interest rate floors. As of September 30, 2025 and December 31, 2024, the weighted average interest rate floor on our floating rate loans was 1.40% and 1.43%, respectively.

Assuming that the Statements of Assets and Liabilities as of September 30, 2025 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$6.9	$(3.9)	$3.0
Up 150 basis points	5.2	(2.9)	2.3
Up 100 basis points	3.4	(2.0)	1.4
Up 50 basis points	1.7	(1.0)	0.7
Down 50 basis points	(1.7)	1.0	(0.7)
Down 100 basis points	(3.4)	2.0	(1.4)
Down 150 basis points	(5.2)	2.9	(2.3)
Down 200 basis points	(6.9)	3.9	(3.0)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of September 30, 2025, the three month three month SOFR rate was 398 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of 25 bps SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet and other business or economic developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2025 and 2024, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2025 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described in our annual report on Form 10-K and below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended September 30, 2025 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025.

Our investments in the capital equipment industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

As of September 30, 2025, our investment in portfolio companies operating in this sector represents 10.84% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2025, pursuant to capital commitments received, the Company issued 774,673 common shares of beneficial interest at a weighted average price of $15.31 for total proceeds of $11,861,000, which included the impact of $51,686 of organization expense allocation pursuant to subscription agreements entered into between the Company and investors.

Additionally, for the nine months ended September 30, 2024, the Company called $15,000,000 pursuant to capital draw down subscription agreements between the Company and its shareholders. The transaction resulted in the issuance of 981,034 common shares of beneficial interest at a price of $15.29 per share.

Lastly, for the nine months ended September 30, 2025, the Company redeemed $2,502,770 pursuant to tender offers between the Company and select shareholders. The transaction resulted in the redemption of 163,879 common shares of beneficial interest at a weighted average price of $15.27 per share.

The Company issued 64,505 common shares of beneficial interest under the DRIP during the nine months ended September 30, 2025 for total proceeds of $982,250.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the nine months ended September 30, 2025, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement.”

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
10.1

First Amendment to Credit Agreement, dated as of September 10, 2025, between Stellus Private Credit BDC, the lenders party thereto, and Zions Bancorporation, N.A., d/b/a Amegy Bank, as Administrative Agent, Swingline Lender, and the LC Issuer, Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 12, 2025

10.2

Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of October 2, 2025, by and among Stellus Private Credit BDC SPV LLC, as borrower, the Company, as servicer, Deutsche Bank AG, New York Branch, as facility agent, agent and a committed lender, Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 8, 2025

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

Dated: November 14, 2025	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer