Form 10-K
period 2025-12-31
Stellus Private Credit BDC
filed 2026-03-13
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s Common Shares of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2025 has not been provided because there is no established market for the registrant’s Common Shares of Beneficial Interest.

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of March 13, 2026 was 13,250,582.

STELLUS PRIVATE CREDIT BDC

PART I

Item 1. Business

Our Company

Stellus Private Credit BDC (“we”, “us”, “our” and the “Company”) was formed on December 7, 2021 as a Delaware statutory trust and formally commenced operations on February 1, 2022. Our investment objective is to maximize the total return to our shareholders in the form of current income and capital appreciation through debt and related equity investments in lower middle-market companies (“LMM”).We are an externally managed, closed-end, non-diversified investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment activities are managed by our investment advisor, Stellus Private BDC Advisor, LLC, a Delaware limited liability company (the “Advisor”) that is an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital Management”), which is also an investment adviser registered with the SEC under the Advisers Act. Stellus Capital Management serves as our administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies” (as defined in the 1940 Act). Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States, (ii) is not an investment company that are wholly owned subsidiaries of a BDC or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250 million or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

In addition, we have elected to be treated, qualify, and intend to qualify annually as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2025, we have no reason to believe we were not in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%, subject to meeting certain conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2025 and December 31, 2024, our asset coverage ratio was 198% and 216%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

We originate and invest primarily in LMM in the U.S. LMM companies are generally defined as having EBITDA (earnings before interest, taxes, depreciation, and amortization) between $5 million and $50 million. We source investments primarily through the extensive network of relationships that the senior investment professionals of the Advisor and Stellus Capital Management have developed with financial sponsor firms, financial institutions, lower middle-market companies, management teams and other professional intermediaries. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating that is often referred to as “junk.”

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

Share Repurchase Program

On August 15, 2024, the Company commenced a quarterly share repurchase program pursuant to which the Company intends to repurchase, in each quarter, up to 5% of the Common Shares outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”). Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. As of December 31, 2025, the Company repurchased 846,830 Common Shares at a weighted-average purchase price of $15.19.

Summary Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
●	We are exposed to risks associated with changes in interest rates.
●	We are dependent upon key personnel of the Advisor and its affiliates for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
●	Our business model depends to a significant extent upon strong referral relationships. Any inability of the Investment Team (as defined below) to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Our incentive fee may induce the Advisor to make speculative investments.
●	We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.
●	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
●	Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
●	Substantially all of our assets may be required to be subject to security interests under future debt financing arrangements and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets. Most of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and investment in our shares.

●	Because we intend to distribute substantially all of our income to our shareholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
●	The time and resources that the Investment Team devotes to us may be diverted, and we may face additional competition due to the fact that the Investment Team is not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.
●	If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.
●	The failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
●	Our investments in private LMM portfolio companies are risky, and we could lose all or part of our investment.
●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
●	Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5 million to $50 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

The following table provides a summary of our portfolio investments as of December 31, 2025:

As of
December 31, 2025
($ in millions)
Total number of portfolio company investments	74
Fair value(a)	$400.1
Cost	$396.8
% of portfolio at fair value – first lien debt(b)	94.0%
% of portfolio at fair value – unsecured debt	0.0%
% of portfolio at fair value – equity	6.0%
Weighted-average annual yield(c)	9.4%
(a)	As of December 31, 2025, $363.7 million of our debt investments at fair value were at floating interest rates, which represented 97% of our total portfolio of debt investments at fair value.
(b)	Includes unitranche investments, which account for 6.4% of our portfolio at fair value.
(c)	The weighted average yield on all of our debt investments as of December 31, 2025 was approximately 9.8%, respectively, including debt investments on non-accrual status. of which approximately 9.3% was current cash interest. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2025 was approximately 9.4%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or Payment-In-Kind (“PIK”) interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

The Investment Team

The Advisor’s investment team (the “Investment Team”), which is comprised of the same members of the Stellus Capital Management team described below, has an extensive track record demonstrating their ability to originate, structure, execute and realize private credit investments. Senior members of the Investment Team have invested over $10.3 billion of capital across over 375 portfolio companies since 2004. The Investment Team, through Stellus Capital Management, has managed LMM credit portfolios through multiple financial market cycles including the COVID-19 pandemic and the 2008 financial crisis. The Investment Team manages Stellus Capital Investment Corporation (“SCIC”), a publicly traded BDC listed on the New York Stock Exchange (NYSE: SCM), as well as a series of commingled institutional private credit funds, and certain investor-specific private credit vehicles.

Stellus Private BDC Advisor, LLC and Stellus Capital Management

Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”), the Advisor manages the Company’s day-to-day operations and provides the Company with investment advisory and management services.

The Advisor is, a majority owned subsidiary of Stellus Capital Management, a Houston, Texas-based independent investment management firm formed in January 2012. Stellus Capital Management manages approximately $3.8 billion in assets as of December 31, 2025. Stellus Capital Management serves as the Company’s administrator (the “Administrator”) pursuant to the Administration Agreement. The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

The senior investment professionals of Stellus Capital Management have an average of 37 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in LMM investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to D. E. Shaw & Co., L.P. and its associated investment funds, (the “D. E. Shaw group”).

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

Investment Approach

The primary goal of our LMM lending strategy is to generate stable cash flow and preserve capital through what the Advisor believes is superior credit selection and risk mitigation. The Investment Team has continuously refined this strategy since 2004 while maintaining a consistent focus on the LMM, providing flexible financing solutions with an emphasis on senior secured loans. We focus on investing in LMM companies that generate between $5 million and $50 million of EBITDA. We seek to invest in businesses with strong operating and financial fundamentals, high quality management teams, sustainable competitive advantages and the ability to deleverage over the investment hold period through high levels of free cash flow generation. We have built a portfolio across a multitude of industry sectors, geographies within our target market, and financial sponsors. The Investment Team has led or co-led most of its investments and has not actively participated in broadly syndicated transactions.

We  invest in a diverse group of sectors where the Investment Team has built an expertise. These industries may include, but are not limited to: business services; healthcare & pharmaceuticals; aerospace & defense; beverage & food; media; software; consumer goods; finance; education; high tech industries; capital equipment; retail; transportation & logistics; containers, packaging & glass; software; environmental industries; construction & building; consumer services; industrial services; and chemicals, plastics & rubber. We generate returns through a combination of: (i) contractual interest payments; (ii) origination fees; (iii) pre-payment penalties; and (iv) in certain situations, capital gains corresponding to equity co-investments in a portfolio company, usually on terms similar to the controlling private equity sponsor and in connection with our loan to such portfolio company. The typical term of the loans is five years with an average duration of two to three years. The Investment Team focuses on directly originated and highly negotiated transactions with a primary focus on financial sponsor-backed LMM companies. We believe these investments typically exhibit attractive risk-reward characteristics with favorable terms and tighter covenants. Although a significant portion of loans are expected to be for acquisition financing in support of leveraged buyouts by well-established, high quality sponsors, we may also seek to provide loans to fund growth initiatives and/or re-financings.

We believe LMM companies have been and continue to be underserved by credit providers due to their relatively small size and the corresponding illiquidity of their debt. This segment is one of the most active for merger and acquisition deal flow, driven primarily by significant amounts of uninvested cash in private equity funds that target LMM companies. Regulatory changes enacted since the 2008 financial crisis have exacerbated the supply-demand credit shortfall with traditional capital providers such as commercial banks reducing their LMM lending activity or exiting the market altogether at an accelerated rate. We believe we are well-positioned to capitalize on the current market dynamics with the Advisor’s seasoned and cohesive team of investment and portfolio management professionals and its ability to act as a flexible capital provider.

We believe we have a competitive advantage over many other sources of LMM financing given that the Investment Team has earned a reputation as a thoughtful and disciplined provider of solutions in addition to capital. The Investment Team seeks to select investments that have the most attractive risk-reward characteristics through a well-established origination and sourcing process. During the course of deploying over $10.3 billion since 2004, the senior members of the Investment Team have developed a broad network of contacts diversified by geography and industry. The senior members of the Investment Team have dedicated geographic marketing responsibilities, and the majority have focused on their respective regions for over 13 years.

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

Our Business Strategy

Investment Objective

Overview

Our investment objective is to maximize the total return to our shareholders in the form of current income and capital appreciation. We aim to achieve our investment objectives by providing loans to LMM companies in the U.S. The Investment Team has demonstrated an extensive track record of executing transactions in the LMM over the past 22 years. Their ability to successfully invest through different market cycles is attributable to a strict adherence to the strategic principles that they employ. The Investment Team’s investment philosophy emphasizes stable cash flow generation and capital preservation through what the Advisor believes is superior credit selection and risk mitigation. This approach has been continuously refined and improved by the Investment Team since 2004, while investing over $10.3 billion of capital during their tenure at both the D. E. Shaw group and Stellus Capital Management. These investments are consistent with our strategy. We expect our targeted portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure, information requirements, board observation rights and strong financial covenant packages.

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

The Investment Team seeks to invest in businesses with strong operating and financial fundamentals, high quality management teams, sustainable competitive advantages and the ability to deleverage over the investment hold period through high levels of free cash flow generation. We target LMM companies with between $5 million and $50 million of EBITDA with leverage ratios generally ranging between 2.0x and 5.0x. The Investment Team seeks to structure the loans primarily with a floating interest rate tied to the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators, along with an up-front fee and prepayment penalties. The interest generated from these investments primarily takes the form of cash and we distribute at least quarterly cash income to our shareholders. The typical term of the loans are five years with an average realized duration of two to three years. The companies in which we invest are typically leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which are often referred to as “junk.”

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

Highlights of our investment strategy are as follows:

●	Focus on the U.S. Lower Middle Market. We will invest in the LMM, where the Investment Team has focused since 2004 at the D. E. Shaw group and continuing at Stellus Capital Management. We believe that the Investment Team’s consistent participation as a middle market lender differentiates it from recent entrants who may be regarded by borrowers as untested and potentially unpredictable through a market downturn. We also believe that businesses in the LMM often have limited access to public markets and will benefit from reliable lending partnerships. Based on the Investment Team’s experience, fewer capital providers and less aggregate capital is available for financing LMM companies today, as compared to the time period prior to the 2008 financial crisis. Due to an increasingly stringent regulatory environment, many financing providers have chosen to focus on large, liquid corporate loans and managing capital markets transactions, rather than lending to LMM businesses.

●	Relationship Based Sourcing Approach. With an average of 37 years of principal investing, corporate finance, restructuring and accounting experience, the senior members of the Investment Team have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt re-financings, balance sheet recapitalizations and acquisition financings. The Investment Team has developed a reputation as a thoughtful and proactive partner to sponsors and has executed transactions with more than 205 different private equity firms since 2004. We are often a preferred partner for transactions having cultivated many longstanding relationships with private equity sponsors and providing creative input and solutions throughout the investment process. These relationships are the result of a long history of working together and crafting solutions to meet the needs of the sponsors and their portfolio companies.

The Investment Team is able to identify attractive investments through a proactive, relationship-driven sourcing effort. Sponsored investments are sourced from long-standing relationships and new interactions with referral sources and equity sponsors who view the Investment Team as a collaborative partner in the transaction. The senior members of the Investment Team are assigned dedicated geographic regions to develop and cultivate deep relationships with private equity firms. The majority have covered their respective regions for over 13 years and have focused on extensive calling and marketing efforts via speaking engagements, sponsorships, industry events, and referrals to broaden their relationship network. Existing relationships are constantly cultivated through transactional work and other personal contact. We believe that the combination of the deep relationships and focused geographical coverage is highly valuable as it provides the Investment Team with a strong competitive advantage.

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

●	Utilize Extensive In-House Loan Administration, Risk Management and Portfolio Management Infrastructure. We rely on Stellus Capital Management and the Advisor’s compliance-oriented culture and robust infrastructure and risk management processes to structure, execute, monitor and manage its loan portfolio. Members of the finance and operations team led by Mr. Huskinson were responsible for building out and maintaining oversight of the loan administration platform at the D. E. Shaw group for seven years prior to the Stellus Capital Management spin-out and the aggregate team has more than 165 years of combined relevant industry experience.

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

If the deal team determines the potential investment merits consideration, it is presented and evaluated at the weekly managing directors meeting. At this meeting, the deal team presents their findings and also discusses a due diligence plan going forward, as well as the pricing and the structure of the loan. While this is not a formal meeting of the Investment Committee (as defined below), it is a key part of the process and allows all members of the Investment Team to review the transaction and provide input on key diligence and potential credit risks. A summary of each deal discussed in the managing directors meeting is included in the weekly meeting agenda of the Advisors’ investment committee (the “Investment Committee”). At the Investment Committee meeting, the deal teams and Investment Committee discuss each opportunity, key diligence areas, next steps in the process, and investment sizing.

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

In addition to the economic terms, the Investment Team negotiates a full suite of covenants and other contractual rights in connection with debt investments that provide protection for us while allowing a reasonable amount of flexibility for the portfolio company enabling the sponsor and management team to execute on its strategic and growth initiatives. Such covenants may include affirmative and negative covenants, default penalties, lien protection and change of control provisions. Additionally, the Investment Team may require financial covenants and terms that restrict an issuer’s use of leverage, limit asset sales and capital expenditures and allow Stellus Capital Management to engage proactively if a company’s financial performance deteriorates. Lastly, the Investment Team seeks to obtain comprehensive information rights including access to management, financial statements and budgets and, in many cases, board observation rights.

Monitoring and Risk Management

Upon completing a transaction, the Investment Team applies a rigorous hands-on approach to post-investment monitoring and risk management of borrowers in the portfolio. A particular point of focus for the Investment Team is the continuous assessment of potential new risks and reassessment of risks identified in the underwriting process. The deal team reviews financial performance on a monthly basis and maintains an ongoing dialogue with management. The Administrator’s loan administration process is responsible for recording the loans initially and tracking all changes to loan terms to ensure that they are accurately reflected in the books and records of the Company. Members of the finance and operations team led the build-out and maintained oversight of the loan administration platform at the D. E. Shaw group for seven years and the aggregate team has more than 165 years of combined relevant industry experience.

The Investment Team structures investments with terms and conditions that require the timely delivery and access to critical financial and business information on portfolio companies. Specifically, the Investment Team’s monitoring practices typically consist of the following:

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by the Advisor. We have a Chief Executive Officer and President, and a Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary. To the extent necessary, we may hire additional personnel going forward. Our officers are employees of Stellus Capital Management and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff is paid by us pursuant to the Administration Agreement that we have entered into with Stellus Capital Management.

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

“Pre-Incentive Fee Net Investment Income” means interest income, fee income, distribution/dividend income and any other income accrued during the calendar quarter, minus our operating expenses for the quarter (including the Base Management Fee and expenses payable under the Administration Agreement but excluding any Incentive Fee). “Pre-

Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature, accrued income that we have not yet received in cash. The Advisor is not obligated to return the Incentive Fee based on income it receives on deferred interest that is later determined to be uncollectible in cash.

Notwithstanding the foregoing, an income-based incentive fee will be paid to the Advisor for any quarter only to the extent that, after such payment, the cumulative income-based incentive fees paid to the Advisor for the period that includes the then-current fiscal quarter and the three full preceding fiscal quarters (the “Income Incentive Fee Look-back Period”) is less than or equal to, prior to any listing of our shares on a national securities exchange, 10% and, subsequent to any listing of our shares on a national securities exchange, 15% of our Cumulative Pre-Incentive Fee Net Return (as defined below) during the Income Incentive Fee Look-back Period (the “Income Incentive Fee Cap”).

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

Capital Gains Incentive Fee. The capital gains component of the Incentive Fee (the “Capital Gains Incentive Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), is equal to, prior to any listing of our Common Shares on a national securities exchange, 10.0% and, subsequent to an listing of our shares on a national securities exchange, 15% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Incentive Fees. If such amount is negative, then no Capital Gains Incentive Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Incentive Fee. The Capital Gains  Incentive Fees that have been waived prior to any listing of our Common Shares on a national securities exchange by the Advisor are not subject to recoupment.

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

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect from year to year if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the Independent Trustees. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Advisor and may be terminated by the Board or the Advisor without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”

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

Board Approval of Advisory Agreement

Our Board, including a majority of our Independent Trustees, initially approved the Advisory Agreement at its first meeting, held on December 21, 2021. The Board last re-approved the Advisory Agreement on January 7, 2026, by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. As a condition of the SEC’s in person meeting relief, our Board undertakes to ratify this approval at its next in-person meeting. In its consideration of the Advisory Agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

In voting to approve the Advisory Agreement, our Board, including all of our Independent Trustees, made the following conclusions:

●	Nature, Extent and Quality of Services. Our Board considered the nature, extent and quality of the advisory and other services to be provided by the Advisor, including the Investment Team. Our Board also considered the investment selection process expected to be employed by the Advisor, including the flow of transaction opportunities resulting from the Investment Team’s significant experience in originating, structuring and managing loans and debt securities through market cycles, and the employment of the Advisor’s investment strategy, rigorous due diligence process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of our investment objective. Our Board also considered the Advisor’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. In addition, our Board considered the other terms and conditions of the Advisory Agreement, including the fact that we have the ability to terminate the Advisory Agreement without penalty upon 60 days’ notice to the Advisor. As a result, our Board determined that the substantive terms of the Advisory Agreement (other than the fees payable thereunder, which our Board reviewed separately), including the services to be provided, are similar to those of comparable externally managed BDCs described in the available market data and in the best interests of our shareholders. Moreover, our Board concluded that although the substantive terms of the Advisory Agreement, including the services to be provided, are generally the same as those of comparable externally managed BDCs described in the market data then available, it would be difficult to obtain similar services from other third-party service providers in light of the nature, quality and extent of the advisory and other services provided to us by the Advisor.
●	Projected Costs of the Services Provided to the Company. Our Board considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fees) of other externally managed BDCs that invest in similar securities, our total expenses, and expense ratios compared to other externally managed BDCs of similar size and with similar investment objectives and (ii) the administrative services that Stellus Capital Management will provide to us at cost pursuant to the Administration Agreement. Based upon its review, our Board concluded that the fees to be paid under the Advisory Agreement are generally comparable to or more favorable than those payable under agreements of comparable externally managed BDCs and reasonable in relation to the services expected to be provided by the Advisor.
●	Projected Profitability of Stellus Capital Management. Our Board considered information about the Advisor, including the anticipated costs of the services to be provided by the Advisor and the anticipated profits to be realized by it, including as a result of our investment performance, which would generally be equal or similar to the profitability of investment advisers managing comparable BDCs. Our Board reviewed our investment performance, as well as comparative data with respect to the investment performance of other externally managed BDCs, as it relates to the management and incentive fees we pay the Advisor. As a result of this review, our Board determined that our investment performance supported the renewal of the Advisory Agreement.
●	Economies of Scale. Our Board considered the extent to which economies of scale would be realized as we grow, and whether the fees payable under the Advisory Agreement reflect these economies of scale for the benefit of our shareholders. Taking into account such information, our Board determined that the advisory fee structure under the Advisory Agreement was reasonable with respect to any economies of scale that may be realized as we grow.

●	Limited Potential for Additional Benefits Derived by the Advisor. Our Board considered existing and potential sources of indirect income the Advisor would receive as a result of the relationship with us, and whether there would be potential for additional benefits to be derived by the Advisor as a result of our relationship, and was advised any such potential would be limited.
●	Conclusions. In view of the wide variety of factors that our Board considered in connection with its evaluation of the Advisory Agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. The Board did not rank or otherwise assign relative weights to the specific factors it considered in connection with its evaluation of the Advisory Agreement, nor did it undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate decision made by our Board. Rather, the Board based its approval of the Advisory Agreement on the totality of information presented to it. In considering the factors discussed above, individual directors may have given different weights to different factors.

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review of the Board) of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff. In addition, if requested to provide significant managerial assistance to our portfolio companies, Stellus Capital Management will be paid an additional amount based on the services provided, which shall not exceed the amount that we receive from such portfolio companies for providing this assistance. The Administration Agreement had an initial term of two years and must be renewed with the approval of our Board on an annual basis. The Board approved the annual continuation of the Administration Agreement on January 7, 2026. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management.

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

The Expense Support Agreement also provides that:

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

License Agreement

We have entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, we have a right to use the “Stellus Capital” name for so long as the Advisor, Stellus Capital Management or one of their affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as  Stellus Capital Management, or one of its affiliates, including the Adviser, remains the the investment adviser of the Company.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with our senior investment professionals and the Advisor;

•	at least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;

•	the audit committee of the Board then reviews these preliminary valuations; and any valuation completed by an independent valuation firm; and

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

SEC Reporting

We are subject to the reporting requirements of the Exchange Act, which include current, annual and quarterly reporting requirements.

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

Until such time as Common Shares constitute a “publicly-offered security” under the Plan Assets Regulation, the Advisor intends to operate us so that our assets will not be considered “plan assets”. In that regard, the Advisor will seek to limit investment in us by Benefit Plan Investors to less than 25% of each class of equity interests in us, based upon assurance provided by investors.

Limitations on Leverage

As a BDC, we generally must have at least 150% asset coverage for our debt after incurring any new indebtedness, meaning that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of December 31, 2025 and December 31, 2024, our asset coverage ratio was 198% and 216%, respectively.

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

Taxation of RIC Operations Generally. We have elected to be treated, qualify and intend to qualify annually as a RIC under subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we generally must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be  subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

In addition, we will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we are expected to distribute income and capital gains in the manner necessary to minimize imposition of the 4% excise tax, we may not be able to distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. Under certain circumstances, the Advisor may, in its sole discretion, determine that it is in the interests of us to retain rather than distribute some amount of income and capital gains, and accordingly cause us to bear the excise tax burden associated therewith.

In order to qualify as a RIC, we must, among other things:

(a)            continue to qualify as a BDC under the 1940 Act at all times during each year;

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

(c)            diversify our holdings so that at the end of each quarter of our taxable year:

(i)            at least 50% of the value of our total assets consists of by cash,cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” of any one issuer do not represent more than 5% of the value of our total assets or more than 10% of the outstanding voting securities of such issuer, and

(ii)            no more than 25% of the value of our assets may be invested in (i) securities (excluding U.S. government securities and securities of other RICs) of any one issuer, (ii) the securities (excluding securities of other RICs) of any two or more issuers that are controlled, as determined under applicable Code rules, by us and are engaged in the same or similar or related trades or business, (iii) or the securities of one or more qualified publicly traded partnerships (“Diversification Tests.”)

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding tax liabilities.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any of the corresponding cash amount. As a result, wemay have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of the Fund’s investments at times or at prices the Fund would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain sufficient cash from other sources to satisfy the Annual Distribution Requirement, we may fail to maintain our tax treatment as a RIC and become subject U.S federal income tax on all of our taxable income without the benefit of the dividends-paid deduction.

We are authorized to borrow funds and to sell assets in order to (i) the Annual Distribution Requirement and to otherwise eliminate our liability for U.S. federal income and excise taxes and/or (ii) the Diversification Tests. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met.

Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Distribution Requirement or the Diversification Tests may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualifications as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement, the Eexcise Tax Avoidance Distribution Requirement or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

From time to time, capital markets may experience periods of disruption and including during portions of the past several fiscal years. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and fluctuating interest rates, the wars in Ukraine and Russia, and the Middle East, and health epidemics and pandemics.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our Common Shares at a price less than net asset value without first obtaining approval for such issuance from our stockholders and Independent Trustees.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced during portions of the past several fiscal years and from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms, and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we have historically experienced, including being in an elevated interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

Any public health emergency, including any outbreak of existing or new pandemics or epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty, could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money to make investments and may in the future issue additional senior securities, including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that fluctuations in interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Rising interest rates may increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our Common Shares.

Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.

Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. The Federal Reserve decreased the federal funds rate three times in 2025. Lower interest rates may increase prepayment risk for our portfolio company investments with higher interest rates. Although the Federal Reserve kept the federal funds rate flat in January 2026, the Federal Reserve has signaled there is potential for federal funds rate cuts later in 2026. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors will determine that any of our ESG initiatives, or commitments are sufficiently robust Additionally, new regulatory initiatives related to ESG could adversely affect us and our portfolio companies.

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

The Advisor’s investment committee, which provides oversight over our investment activities, is provided to us by the Advisor under the Advisory Agreement. The Advisor’s investment committee consists of four members, including Messrs. Ladd, and D’Angelo, each a member of the Board, and a senior investment professional of Stellus Capital Management, Mr. Huskinson, the chief financial officer and chief compliance officer for us and the Advisor, and Mr. Davis, a senior investment professional of Stellus Capital Management. The loss of one or more of the members of Stellus Capital Management’s investment committee may limit our ability to achieve our investment objectives and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong referral relationships. Any inability of the Investment Team to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the members of the Investment Team to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Investment Team fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the members of the Investment Team have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

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

The members of the Advisor’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as us, or of investment funds, accounts, or investment vehicles managed by the Advisor or Stellus Capital Management. Similarly, the Advisor and its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the Investment Team currently manages a publicly traded BDC and several private credit funds that have investment strategies that are similar to, overlapping with and/or identical to our investment strategy, and with which we co-invest. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.

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

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by the Advisor or its affiliates. Although the Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders.

Our investments in the business services industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

Our investments in portfolio companies that operate in the business services industry represent 22.18% of our total portfolio as of December 31, 2025. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the high tech industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

As of December 31, 2025, our investment in portfolio companies operating in the high-tech sector represents 12.56% of our total portfolio. There are risks in investing in companies that operate in this market, including the impact of new or changing regulations and the burden and expense associated with efforts to comply therewith, changing consumer preferences, a highly competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We may be subject to risks associated with our investments in the healthcare industry.

Our investments in portfolio companies that operate in the healthcare & pharmaceuticals industry represent 12.36% of our total portfolio as of December 31, 2025. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

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

As of December 31, 2025, our investment in portfolio companies operating in this sector represents 10.25% of our total portfolio. There are risks in investing in companies that operate in this market, including the impact of new or changing regulations and the burden and expense associated with efforts to comply therewith , product obsolescence, changing consumer preferences, a highly competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.

To maintain our tax treatment as a RIC under subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The Annual Distribution Requirement for a RIC generally is satisfied if we distribute at least 90% of our “investment company taxable income,” which is generally our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to U.S. federal income tax. The source-of-income requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived from the business of investing in stock or securities.

To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Specifically, (1) at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships” as defined by the Code. Failure to meet these tests may result in us having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments.

There may be potential adverse tax consequences as a result of us not being treated as a “publicly offered regulated investment company.”

We do not expect to be treated as a “publicly offered regulated investment company.” Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (i) Common Shares being held by at least 500 persons at all times during a taxable year, (ii) Common Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) Common Shares being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to the Advisor and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Legislative or regulatory tax changes could have an adverse impact on us and our stockholders.

Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service, and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. For example, on July 4, 2025, the United States enacted “An Act to Provide for reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), also known as the “One Big Beautiful Bill,” which includes significant amendments to the Code. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that hawse have not yet received in cash, such as the accrual of original issue discount. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities and increases in loan balances as a result of contracted PIK arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that it will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement to maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to maintain our tax treatment as a RIC and thus be subject to U.S. federal income tax.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable by us to the Advisor.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Advisor is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Advisor.

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

We are not generally able to issue and sell our Common Shares at a price below net asset value per share without first obtaining required approvals of our stockholders and Independent Trustees. Sales of Common Shares at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share. In addition, continuous sales of Common Shares below net asset value may have a negative impact on total returns. If we raise additional funds by issuing Common Shares, then the percentage ownership of our shareholders at that time will decrease, and you may experience dilution.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in the Common Shares. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, investors will experience increased risks of investing in the Common Shares. Lenders of these funds have fixed dollar claims on our assets that would be superior to the claims of our shareholders, and we would expect such lenders to seek recovery against our assets in the event of a default.

In addition, under the terms of any borrowing facility or other debt instrument that we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to the Common Shares. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to the Advisor is payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Advisor will have a financial incentive to incur leverage, which may not be consistent with our shareholders’ interests. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Advisor.

We are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt until we are able to comply with the 150% asset coverage ratio applicable to us under the 1940 Act. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Advisor’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure investors that we will be able to obtain credit at all or on terms acceptable to it.

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

In past economic downturns, and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

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

Most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under FASB Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to review the valuation of these loans and securities. The types of factors that we may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

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

Complying with Section 404 of the Sarbanes-Oxley Act requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our securities.

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

A single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, there may be increased challenges to existing agency regulations and it is unclear how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

There are potential conflicts related to other arrangements we have with Stellus Capital Management.

We have entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” In addition, we have entered into an administration agreement with Stellus Capital Management pursuant to which we are required to pay to Stellus Capital Management our allocable portion of overhead and other expenses incurred by Stellus Capital Management in performing its obligations under such administration agreement, such as rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff. This will create conflicts of interest that our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude Stellus Capital Management from licensing or transferring the ownership of the “Stellus Capital” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Stellus Capital Management or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Stellus Capital” as part of our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

The Advisory Agreement with the Advisor and the Administration Agreement with Stellus Capital Management were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

Under the Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. Under the Advisory Agreement, the Advisor, its officers, members and personnel, and any person controlling or controlled by the Advisor will not be liable to us, any of our subsidiaries, our trustees, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the duties that the Advisor owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Advisor and Stellus Capital Management can resign as our investment adviser or administrator, respectively, upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, we may be required to register as an investment company under the 1940 Act and be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with those regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

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

We believe that most of the investments that we acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position). If we do not maintain our election to be regulated as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

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

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business or operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our shareholders.

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

The failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

Cybersecurity has become a priority for regulators in the U.S. and around the world. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology may pose risks to our Company and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users. Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Risks Related to Economic Conditions

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

Our business, financial conditions and results of operations may be affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs (including retaliatory tariffs), currency exchange rates and controls, political elections and administration transitions, and national and international political events (including contract terminations or funding pauses, government agency closures, prolonged government shutdowns, wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics.

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA. These factors are outside of our control and may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts between Russia and Ukraine, as well as continued political and social unrest in Venezuela, the Middle East and regions of North Africa. Concerns over economic recession, future increases in inflation, interest rate volatility, fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Due to interrelationships within the global financial markets, if these issues do not abate or worsen or spread, our business may be adversely affected both within and outside of the directly affected regions.

During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, the companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable us. Negative financial results in our portfolio companies could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.Additionally, the Federal Reserve announced its decision to keep the federal funds rate flat in January 2026, however, the Federal Reserve may further decrease, or may announce its intention to further decrease, the federal funds rate in 2026. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

Risks Related to Our Investments

Our business and our portfolio companies may be susceptible to economic slowdowns or recessions which would harm our operating results.

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

We may be subject to risks related to bank impairments or failures either directly or through our portfolio companies, which, in turn, could indirectly impact our performance and results of operations.

The impairment or failure of one or more banks with whom we or any of our portfolio companies transact may inhibit our ability or the ability of our portfolio companies to access depository accounts, including cash and cash equivalents, as well as investment accounts, which, in turn, may directly or indirectly impact our performance and results of operations. In the event of a bank impairment or failure we may be forced to delay or forgo investments, and affected portfolio companies may default on their debt obligations to us, either of which would impact our performance. In the event of such a failure of a banking institution where one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, we or our affected portfolio companies would not recover such excess, uninsured amounts, and they may not be able to cure any defaults. Additionally, unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. We closely monitor activity in the banking sector as it relates to any of our borrowers and continually assess any potential direct or indirect impact to us as a result of the same.

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

Investment in private and lower middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. LMM companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, LMM companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of our portfolio companies and, in turn, on us. LMM companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, trustees and investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from its investments in portfolio companies, the commencement and duration of which could distract from their roles or service to us and negatively impact our business.

In addition, in the event that the Advisor seeks to cause us to comply with the requirements under ERISA applicable to VCOCs, we may be restricted in making certain otherwise desirable investments, and in disposing of investments at optimal times.

The lack of liquidity in our investments may adversely affect our business.

Most of our assets are invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies are subject to legal and other restrictions on resale or are otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded the investments. Also, as noted above, we may be limited or prohibited in our ability to sell or otherwise exit certain positions in our portfolio, as such a transaction could be considered a joint transaction prohibited by the 1940 Act.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, our Board may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We generally have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with the BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by our compliance with the conditions under the Order we received from the SEC related to co-investments with investment funds managed by Stellus Capital Management (or an affiliate thereof) or Stellus Capital Management’s allocation policy.

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

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. Bankruptcy and reorganization proceedings are frequently subject to unpredictable and lengthy delays and during the process, the debtor company’s competitive position may erode, key management may depart and the debtor company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

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

Pursuant to SEC rules, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions may either comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or chose to treat such agreements as derivatives transactions under the adopted rule. A BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the SEC rules. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Risks Relating to the Common Shares

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We have historically made distributions on a monthly or quarterly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Delaware law on the distribution thereof) and expect to make monthly or quarterly distributions to shareholders in the future. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relative from time to time. We cannot assure investors that we will make distributions to our shareholders in the future.

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in any future credit facilities, as well as in the terms of any debt securities we may issue, may limit our ability to make distributions in certain circumstances.

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

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of outstanding shares of our Common Shares on a quarterly basis, which commenced on August 15, 2024. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The timing and number of shares to be repurchased will depend on a number of factors, including repayment of investments by our portfolio companies and our ability to incur leverage to fund repurchases and no assurances can be given any Common Shares, or any particular amount, will be repurchased. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. In addition, investor participation in such repurchase offers will be subject to any applicable lock-up period pursuant to such investor’s subscription agreement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for our Common Shares. We do not intend to list our shares on a national securities exchange (except as described immediately below), and the Board does not expect to complete a liquidity event within any specific time period, if at all.

On or before the eighth year anniversary of the initial closing date (the “Eighth Year Anniversary”), we will offer our shareholders the option to elect to either (i) retain their ownership of Common Shares (after which we may, among other things, continue to operate as a BDC or seek to complete the quotation or listing of the Common Shares on a national securities exchange (the “Exchange Listing”), including in connection with an initial public offering thereof, or another liquidity event) or (ii) exchange their Common Shares for shares in a newly formed entity (the “New Investment Vehicle”). In order to effectuate this option, we expect that we would need to, among other things, transfer to the New Investment Vehicle, in exchange for newly issued shares of the New Investment Vehicle, a pro rata portion of our assets and liabilities attributable to the stockholders that have elected to invest in the New Investment Vehicle, and thereafter exchange the New Investment Vehicle shares received for the Common Shares of the electing stockholders (such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “Spin-Off”). Because the 1940 Act prohibits entities under common control like us and the New Investment Vehicle from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit it to transfer assets to the New Investment Vehicle, as well as with respect to other aspects relating to the Spin-Off. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we do obtain such exemptive and/or no-action relief and one or more of our shareholders have elected to exchange their Common Shares for shares in the New Investment Vehicle in connection with the Spin-Off, then the Board will then make the determination as to when it is appropriate for it to effectuate the Spin-Off; provided, however, the Board will effectuate the Spin-Off (i) in connection with a liquidity event described in the section entitled “Liquidity Event” below or similar events or (ii) within the six-month period following the Eighth Year Anniversary if it has not already done so by then. If the Spin-Off is effectuated, for those shareholders who elect to exchange their Common Shares for shares in the New Investment Vehicle, the New Investment Vehicle will not make any new investments thereafter but may (1) complete any portfolio investments in process at the time thereof; (2) continue to draw down on capital commitments to pay outstanding liabilities and expenses of the New Investment Vehicle or to make such investments as the Advisor deems appropriate to protect the value of investments that were held as of the date of the Spin-Off and (3) use its commercially reasonable efforts to wind down or liquidate and dissolve the New Investment Vehicle as its investments are repaid and sold in the normal course. In addition, the expense support aspect (but not the conditional reimbursement aspect) of the Expense Support Agreement (as defined below) and the Operating Expense Cap will no longer be of any force or effect subsequent to the Spin-Off with respect to the New Investment Vehicle. The Advisor’s goal is to structure the New Investment Vehicle as a liquidating trust or private fund in order to minimize overhead and operating costs but the ultimate structuring thereof will be dictated by the SEC in connection with the receipt of the aforementioned exemptive and/or no-action relief and, as a result, may need to be structured as a private BDC.

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

The following table reflects the Company’s distributions declared and paid on its Common Shares since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024			$1.98
Fiscal 2025
January 9, 2025	January 10, 2025	January 31, 2025	$0.1200
January 9, 2025	February 3, 2025	February 28, 2025	$0.1200
January 9, 2025	March 3, 2025	March 31, 2025	$0.1200
April 4, 2025	April 8, 2025	April 30, 2025	$0.1200
April 4, 2025	May 1, 2025	May 30, 2025	$0.1200
April 4, 2025	June 2, 2025	June 30, 2025	$0.1200
July 2, 2025	July 7, 2025	July 31, 2025	$0.1266
July 2, 2025	August 1, 2025	August 29, 2025	$0.1266
July 2, 2025	September 2, 2025	September 30, 2025	$0.1266
October 21, 2025	October 22, 2025	October 31, 2025	$0.1200
October 21, 2025	November 3, 2025	November 28, 2025	$0.1200
October 21, 2025	December 1, 2025	December 31, 2025	$0.1200
Total			$6.13
(1)	Distributions for fiscal years 2022 through 2024 are shown in aggregate amounts.

Payment of dividends on our Common Shares is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and the financial condition of us. However, we intend to continue to pay comparable dividends to shareholders in the future.

Recent Sales of Unregistered Securities

For the years ended December 31, 2025, 2024 and 2023, the total shares of our Common Shares issued and the aggregated purchase price received pursuant to subscription agreements received in connection with our private placement of shares of our Common Shares to certain individuals and entities was:

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507	14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000	15.10
Dividend reinvestment	January 5, 2024	13,315	201,062	—	201,062	15.10
Immediate share issuance	January 30, 2024	117,897	1,793,210	6,790	1,800,000	15.21
Dividend reinvestment	January 31, 2024	4,938	75,104	—	75,104	15.21
Dividend reinvestment	February 29, 2024	5,133	78,073	—	78,073	15.21
Immediate share issuance	March 1, 2024	73,683	1,120,712	4,288	1,125,000	15.21
Immediate share issuance	March 28, 2024	40,936	622,624	2,376	625,000	15.21
Dividend reinvestment	April 1, 2024	5,717	86,960	—	86,960	15.21
Immediate share issuance	April 29, 2024	414,531	6,325,743	24,257	6,350,000	15.26
Dividend reinvestment	April 30, 2024	6,198	94,576	—	94,576	15.26
Capital draw down	May 22, 2024	1,310,616	20,000,000	—	20,000,000	15.26
Immediate share issuance	May 31, 2024	214,138	3,267,729	12,271	3,280,000	15.26
Dividend reinvestment	May 31, 2024	7,930	121,011	—	121,011	15.26
Immediate share issuance	June 26, 2024	65,283	996,220	3,780	1,000,000	15.26
Dividend reinvestment	June 28, 2024	8,086	123,392	—	123,392	15.26
Immediate share issuance	July 30, 2024	104,924	1,593,789	6,211	1,600,000	15.19
Dividend reinvestment	July 31, 2024	8,014	121,739	—	121,739	15.19
Immediate share issuance	August 27, 2024	49,182	747,086	2,914	750,000	15.19
Dividend reinvestment	August 30, 2024	9,424	143,144	—	143,144	15.19
Share repurchase program	September 19, 2024	(373,094)	(5,667,305)	—	(5,667,305)	15.19
Immediate share issuance	September 24, 2024	196,726	2,988,271	11,729	3,000,000	15.19
Dividend reinvestment	September 30, 2024	9,264	140,726	—	140,726	15.19
Immediate share issuance	October 30, 2024	29,603	448,186	1,814	450,000	15.14
Dividend reinvestment	October 31, 2024	10,747	162,714	—	162,714	15.14
Immediate share issuance	November 27, 2024	33,876	512,872	2,128	515,000	15.14
Dividend reinvestment	November 29, 2024	10,956	165,869	—	165,869	15.14
Capital draw down	December 23, 2024	1,328,901	20,000,000	—	20,000,000	15.05
Immediate share issuance	December 27, 2024	27,790	418,238	1,762	420,000	15.05
Share repurchase program	December 31, 2024	(132,978)	(1,999,989)	—	(1,999,989)	15.04
Dividend reinvestment	December 31, 2024	11,223	168,791	—	168,791	15.04
Immediate share issuance	January 30, 2025	23,646	358,474	1,526	360,000	15.16
Dividend reinvestment	January 31, 2025	7,429	112,770	—	112,770	15.18
Immediate share issuance	February 28, 2025	73,889	1,120,144	4,856	1,125,000	15.16
Dividend reinvestment	February 28, 2025	6,833	103,586	—	103,586	15.16
Immediate share issuance	March 27, 2025	39,407	597,405	2,595	600,000	15.16
Dividend reinvestment	March 31, 2025	7,022	106,474	—	106,474	15.16
Share repurchase program	April 2, 2025	(22,609)	(342,751)	—	(342,751)	15.16
Immediate share issuance	April 30, 2025	29,419	448,024	1,976	450,000	15.23
Dividend reinvestment	April 30, 2025	7,045	107,292	—	107,292	15.23
Immediate share issuance	May 29, 2025	153,795	2,340,754	10,246	2,351,000	15.22
Dividend reinvestment	May 30, 2025	7,176	109,215	—	109,215	15.22
Immediate share issuance	June 30, 2025	71,696	1,091,188	4,812	1,096,000	15.22
Dividend reinvestment	June 30, 2025	7,226	109,977	—	109,977	15.22
Share repurchase program	July 24, 2025	(141,270)	(2,160,019)	—	(2,160,019)	15.29
Dividend reinvestment	July 31, 2025	7,188	109,902	—	109,902	15.29
Immediate share issuance	August 1, 2025	33,859	517,695	2,305	520,000	15.29
Dividend reinvestment	August 29, 2025	7,266	111,112	—	111,112	15.29
Immediate share issuance	September 2, 2025	188,769	2,886,277	12,723	2,899,000	15.29
Immediate share issuance	September 30, 2025	160,193	2,449,352	10,648	2,460,000	15.29
Capital draw down	September 30, 2025	981,034	15,000,000	—	15,000,000	15.29
Dividend reinvestment	September 30, 2025	7,320	111,921	—	111,921	15.29
Share repurchase program	October 24, 2025	(176,879)	(2,697,405)	—	(2,697,405)	15.25
Immediate share issuance	October 30, 2025	158,404	2,417,220	10,280	2,427,500	15.26
Dividend reinvestment	October 31, 2025	7,045	107,435	—	107,435	15.25
Dividend reinvestment	November 28, 2025	7,763	118,456	—	118,456	15.26
Immediate share issuance	December 1, 2025	168,676	2,573,998	11,002	2,585,000	15.26
Immediate share issuance	December 30, 2025	85,506	1,304,813	5,557	1,310,370	15.26
Capital draw down	December 30, 2025	491,481	7,500,000	—	7,500,000	15.26
Dividend reinvestment	December 31, 2025	7,973	121,669	—	121,669	15.26
Total		13,121,397	$196,999,579	$211,799	$197,211,378

(1)	Pro rata expense of organizational and offering costs spent by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2025, 2024 and 2023, in the amount of $1,144,294, $807,288 and $585,938, respectively, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

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

Holders

As of March 13, 2026, there were approximately 111 holders of our Common Shares.

Discretionary Repurchase of Shares

On August 15, 2024, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the common shares of beneficial interest outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the year ended December 31, 2025 and 2024 (in thousands except shares and per share data):

	5% of Shares					Redemption
Type of Common	Offered	Common Shares	Number of	Percentage of	Net Repurchase	Price
Shares Issuance	for Repurchase	Redemption Date	Shares Repurchased	Shares Repurchased	Amount	Per Share
Share repurchase program	469,527	September 19, 2024	373,094	4.0%	5,667,305	15.19
Share repurchase program	469,749	December 31, 2024	132,978	1.4%	1,999,989	15.04
Share repurchase program	535,755	April 2, 2025	22,609	0.2%	342,751	15.16
Share repurchase program	543,666	July 24, 2025	141,270	1.3%	2,160,019	15.29
Share repurchase program	556,353	October 24, 2025	176,879	1.6%	2,697,405	15.25
Total			846,830		$12,867,469

There were no shares repurchased prior to August 15, 2024.

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

We have elected to be treated, qualify, and intend to qualify annually, as a RIC under subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2025, we have no reason to believe that we were not in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%, subject to certain meeting conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2025 and December 31, 2024, our asset coverage ratio was 198% and 216%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and may continue to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States and/or on its trading partners and the prolonged shutdown of the government in October and November 2025. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

As of December 31, 2025, we had $400.1 million (at fair value) invested in 74 portfolio companies. As of December 31, 2025, our portfolio included approximately 94% of first lien debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$378,828,458	$376,249,762
Unsecured Debt	27,731	30,447
Equity	17,935,793	23,851,715
Total Investments	$396,791,982	$400,131,924
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 6.4% of our portfolio at fair value.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2025 and 2024, we had unfunded commitments of $95.6 million and $56.9 million, respectively, to provide financing to 59 and 46 portfolio companies, respectively. As of December 31, 2025, we maintained sufficient liquidity (through cash on hand, our ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$57,346,045	$56,972,075	14.24%
Texas	46,485,820	48,069,165	12.01%
New York	46,235,480	47,639,398	11.91%
California	36,369,556	36,736,941	9.18%
Pennsylvania	20,165,108	21,484,667	5.37%
Colorado	16,762,744	16,813,411	4.20%
Canada	15,116,097	15,040,778	3.76%
Illinois	17,990,126	14,729,856	3.68%
Iowa	12,312,643	12,336,066	3.08%
Virginia	11,786,284	11,958,881	2.99%
United Kingdom	12,111,013	11,899,148	2.97%
Arizona	10,470,434	11,317,450	2.83%
Ohio	9,659,944	10,861,854	2.71%
Maryland	10,030,046	9,851,468	2.46%
North Carolina	9,039,546	9,223,446	2.31%
Tennessee	9,983,962	9,098,223	2.27%
Massachusetts	7,698,233	7,730,587	1.93%
Minnesota	7,537,398	7,648,754	1.91%
Oregon	7,281,723	7,589,802	1.90%
Michigan	7,270,222	7,392,085	1.85%
Missouri	5,046,536	5,139,186	1.28%
Louisiana	4,487,910	4,553,598	1.14%
District of Columbia	4,151,925	4,389,381	1.10%
Idaho	4,218,163	4,235,256	1.06%
Georgia	2,389,702	2,431,144	0.61%
South Carolina	2,223,836	2,282,058	0.57%
New Jersey	2,290,508	2,262,230	0.57%
Wisconsin	330,978	445,016	0.11%
Total Investments	$396,791,982	$400,131,924	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$57,653,478	$55,449,024	18.44%
Texas	39,654,155	41,816,027	13.90%
New York	32,574,086	33,418,762	11.11%
Illinois	16,351,628	16,234,004	5.40%
California	14,388,867	14,576,642	4.85%
Pennsylvania	13,383,388	14,037,912	4.67%
Canada	12,303,300	12,339,763	4.10%
United Kingdom	12,153,794	12,093,869	4.02%
Tennessee	9,981,310	10,070,962	3.35%
Colorado	9,759,942	9,834,101	3.27%
Arizona	8,870,299	9,287,842	3.09%
Maryland	9,297,302	9,134,501	3.04%
Ohio	8,373,385	8,775,516	2.92%
Wisconsin	6,453,254	6,734,750	2.24%
Iowa	6,282,877	6,282,877	2.09%
Massachusetts	5,954,032	5,927,889	1.97%
Michigan	5,255,092	5,295,406	1.76%
Idaho	5,234,830	5,264,442	1.75%
Louisiana	4,520,330	4,590,651	1.53%
District of Columbia	4,177,673	4,177,673	1.39%
Missouri	4,058,101	4,101,329	1.36%
Virginia	3,718,318	3,738,884	1.24%
North Carolina	3,307,812	3,307,813	1.10%
South Carolina	2,219,069	2,292,030	0.76%
Georgia	1,533,969	1,539,843	0.51%
Indiana	330,978	409,553	0.14%
Total Investments	$297,791,269	$300,732,065	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$89,567,846	$88,693,867	22.18%
High Tech Industries	49,010,176	50,269,878	12.56%
Healthcare & Pharmaceuticals	48,453,123	49,442,697	12.36%
Capital Equipment	39,615,369	41,025,852	10.25%
Media: Advertising, Printing & Publishing	25,391,544	24,600,455	6.15%
Construction & Building	22,265,430	22,580,411	5.64%
Services: Consumer	20,534,718	20,334,410	5.08%
Consumer Goods: Non-Durable	17,729,105	19,164,105	4.79%
Beverage & Food	16,571,541	16,445,790	4.11%
Chemicals, Plastics, & Rubber	14,236,397	14,131,809	3.53%
Media: Diversified & Production	12,111,013	11,899,148	2.97%
Consumer Goods: Durable	8,379,684	8,649,708	2.16%
Energy: Oil & Gas	8,144,225	8,500,887	2.12%
Environmental Industries	7,603,889	7,162,621	1.79%
Retail	6,547,870	6,545,924	1.64%
Wholesale	5,886,684	5,873,214	1.47%
Hotel, Gaming, & Leisure	4,743,368	4,811,148	1.20%
Total Investments	$396,791,982	$400,131,924	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$50,117,721	$51,333,196	17.06%
High Tech Industries	37,580,707	38,418,760	12.78%
Healthcare & Pharmaceuticals	33,078,396	33,123,393	11.01%
Capital Equipment	26,634,637	27,544,790	9.16%
Consumer Goods: Non-Durable	19,459,391	20,424,922	6.79%
Media: Advertising, Printing & Publishing	19,321,733	19,051,900	6.34%
Services: Consumer	19,416,695	17,380,571	5.78%
Chemicals, Plastics, & Rubber	17,043,322	17,041,973	5.67%
Beverage & Food	13,801,250	13,952,930	4.64%
Construction & Building	13,290,426	13,638,879	4.54%
Media: Diversified & Production	12,153,794	12,093,869	4.02%
Environmental Industries	9,482,195	9,782,473	3.25%
Consumer Goods: Durable	8,562,343	8,638,156	2.87%
Energy: Oil & Gas	7,800,160	8,232,957	2.74%
Retail	6,293,227	6,252,832	2.08%
Hotel, Gaming, & Leisure	3,755,272	3,820,464	1.27%
Total Investments	$297,791,269	$300,732,065	100.00%

At December 31, 2025, our average portfolio company investment at amortized cost and fair value was approximately $5.4 million and $5.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $12.1 million and $11.9 million, respectively. At December 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $5.0 million and $5.1 million, respectively, and our largest portfolio company investment at both amortized cost and fair value was $12.2 million and $12.1, respectively.

At both December 31, 2025 and 2024, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 3% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2025 and 2024 was approximately 9.8% and 10.8%, respectively, including debt investments on non-accrual status. The weighted average yield on all of our investments, including non-income producing equity positions and debt investments on non-accrual status, as of December 31, 2025 and 2024 was approximately 9.4% and 10.3%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of December 31, 2025 and 2024, we had cash and cash equivalents of $2.6 million $2.1 million, respectively.

Investment Activity

During the year ended December 31, 2025, we made an aggregate of $135.7 million of investments in 18 new portfolio companies and 18 existing portfolio companies. During the year ended December 31, 2025, we received an aggregate of $39.4 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of December 31, 2025			As of December 31, 2024
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$77.5	19%	14	$46.8	16%	10
2	274.0	68%	51	229.9	76%	44
3	42.5	11%	8	20.6	7%	4
4	6.1	2%	1	3.4	1%	1
Total	$400.1	100%	74	$300.7	100%	59

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2025, one loan was on non-accrual status, which represented approximately 1.6% of our total investments at cost and 1.5% at fair value. As of December 31, 2024, we had one loan was on non-accrual status, which represented approximately 1.8% of our loan portfolio at cost and 1.2% at fair value. As of December 31, 2025 and December 31, 2024, $1.3 million and $0.1 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the Years Ended December 31, 2025, 2024 and 2023

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

The following shows the breakdown of investment income for the years ended December 31, 2025, 2024 and 2023 (in millions).

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest income(1)	$34.8	$27.2	$22.1
PIK interest	0.3	1.0	0.1
Miscellaneous fees(1)	0.9	0.8	1.2
Total	$36.0	$29.0	$23.4
(1)	For the years ended December 31, 2025, 2024 and 2023, we recognized $0.3 million, $0.4 million and $0.9 million of non-recurring income related to amendments and early repayments, respectively.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement between the Company and the Advisor (the “Advisory Agreement”), our allocable portion of overhead expenses under the administration agreement with Stellus Capital Management and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital Management and the Advisor, or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our Common Shares and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital Management in connection with administering our business.

The following shows the breakdown of operating expenses for the years ended December 31, 2025, 2024 and 2023 (in millions).

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating Expenses
Management fees	$4.9	$3.5	$2.8
Income incentive fees	2.5	2.6	2.1
Capital gains incentive fee	0.2	—	0.3
Professional fees	0.8	0.8	0.7
Amortization of deferred offering costs	0.2	0.2	0.2
Administrative services expenses	0.7	0.5	0.4
Trustees' fees	0.2	0.2	0.2
Insurance expense	0.1	0.1	0.1
Valuation fees	0.1	0.1	—
Interest expense and other fees	13.4	9.5	8.2
Income tax expense	0.1	—	—
Other general and administrative expenses	0.3	0.3	0.1
Expenses reimbursed/fees waived by Advisor (Note 2)	(2.6)	(4.3)	(4.1)
Net Operating Expenses	$20.9	$13.5	$11.0

The increase in operating expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facilities, (2) higher management due to portfolio growth and (3) the management fee waiver expiring September 30, 2024.

The increase in operating expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facilities, as well as rising interest rates, (2) higher incentive fees due to portfolio performance and (3) the management fee waiver expiring September 30, 2024.

Net Investment Income

For the year ended December 31, 2025, net investment income was $15.1 million, or $1.33 per common share of beneficial interest (the “Common Share(s)”) based on 11,316,555 weighted-average Common Shares outstanding. For the year ended December 31, 2024, net investment income was $15.6 million, or $1.80 per Common Share based on 8,643,493 weighted-average Common Shares outstanding. For the year ended December 31, 2023, net investment income was $12.3 million, or $1.96 per Common Share based on 6,273,882 weighted-average Common Shares outstanding.

Net investment income for the year ended December 31, 2025 decreased compared to the year ended December 31, 2024 as a result of (1) falling interest rates and (2) higher operating expenses as explained in the “Expenses” section above, partially offset by growth in the overall investment portfolio.

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

Proceeds from repayments of investments and amortization of certain other investments for the years ended December 31, 2025 totaled $39.4 million resulting in net realized gains totaling $1.5 million, primarily from gains from the realization of our equity investments in certain portfolio companies. Proceeds from repayments of investments and amortization of certain other investments for the years ended December 31, 2024 totaled $30.3 million. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2023 totaled $42.3 million resulting in net realized gains totaling $0.8 million, primarily from gains from the realization of our equity investments in certain portfolio companies.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the years ended December 31, 2025, 2024 and 2023 totaled $0.4 million, $0.9 million and $2.6 million, respectively.

The change in unrealized appreciation in 2025 was primarily due to portfolio company specific performance on several of our equity investments, partially offset by write-downs on a specific investment.

The change in unrealized appreciation in 2024 was primarily due to portfolio company specific performance on several of our equity investments, partially offset by write-downs on a specific investment.

The change in unrealized appreciation in 2023 was primarily due to portfolio company specific performance on several of our equity investments.

Net change in unrealized (depreciation) appreciation on foreign currency translations for the years ended December 31, 2025, 2024 and 2023 totaled less than $0.1 million, less than ($0.1) million and less than $0.1 million, respectively.

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

The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may independently generate income, gains, deductions or losses for U.S. federal income tax purposes, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities of the Taxable Subsidiary are reflected in our consolidated financial statements in accordance with generally accepted accounting principles. For the year ended December 31, 2025, 2024 and 2023, we recognized a deferred tax provision related to unrealized appreciation on certain equity investments for income tax at our Taxable Subsidiary of approximately ($0.1) million, ($0.1) million and ($0.2) million, respectively on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2025 net increase in net assets resulting from operations totaled $16.9 million, or $1.50 per Common Share based on 11,316,555 weighted-average Common Shares outstanding, $16.4 million, or $1.90 per Common Share based on 8,643,493 weighted-average Common Shares outstanding for the year ended December 31,

2024, and $15.5 million, or $2.46 per Common Share based on 6,273,882 weighted-average Common Shares outstanding for the year ended December 31, 2023.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $80.6 million for the year ended December 31, 2025, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the year ended December 31, 2025 provided cash of $81.0 million primarily from proceeds from net borrowings on our Credit Facilities and issuance of the Common Shares, offset by stockholder distibutions.

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

Our operating activities used net cash of $34.4 million for the year ended December 31 2023, primarily in connection with the purchase and origination of new portfolio investments. Our financing activities for the year ended December 31, 2023 provided cash of $19.6 million primarily from proceeds from net borrowings on our Credit Facilities, short-term loan repayments, and issuance of the Common Shares.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of December 31, 2025 and December 31, 2024, our asset coverage ratio was 198% and 216%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of Common Shares the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2025 and December 31, 2024, we had cash and cash equivalents of $2.6 million and $2.1 million, respectively.

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

Interest is paid monthly in arrears. There was no interest or fees related to the Commitment Facility recognized during the year ended December 31, 2025 and 2024. The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the years ended December 31, 2023 (in millions):

Year Ended
December 31, 2023
Interest expense	$3.2
Loan structure fees amortization	0.3
Total interest and other fees	$3.5
Weighted average interest rate	7.0%
Effective interest rate (including fee amortization)	7.5%
Average debt outstanding	$46.2
Cash paid for interest and unused fees	$3.7

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2025 and December 31, 2024, the Company was in compliance with these covenants.

As of December 31, 2025 and December 31, 2024, there was $128.6 million and $90.5 million, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3.9 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of December 31, 2025 and December 31, 2024, $2.6 million and $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees (in millions):

	December 31, 2025	December 31, 2024
Credit Facility payable	$128.6	$90.5
Prepaid loan structure fees	(2.6)	(1.0)
Credit Facility payable, net of prepaid loan structure fees	$126.0	$89.5

Interest is paid monthly or quarterly in arrears based on the interest rate option selected. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the years ended December 31, 2025, 2024 and 2023 (in millions):

		Year Ended
		December 31, 2025	December 31, 2024	December 31, 2023
Interest expense		$9.0	$7.6	$4.4
Loan structure fees amortization		0.6	0.2	0.4
Total interest and other fees		$9.6	$7.8	$4.8
Weighted average interest rate	%	7.2%	8.3%	8.8%
Effective interest rate (including fee amortization)%		7.7%	8.6%	9.6%
Average debt outstanding		$125.1	$91.0	$49.9
Cash paid for interest and unused fees		$8.8	$7.6	$4.2

SPV Facility

On August 1, 2024, as amended on October 2, 2025, the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for a special purpose vehicle financing credit facility (the “SPV Facility”) by and among Stellus Private Credit BDC SPV LLC (“PBDC SPV”), as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, Citibank, N.A., as collateral agent and collateral custodian, Alter Domus (US) LLC, as collateral administrator, and the lenders that are party thereto from time to time. The SPV Facility provides for $75.0 million of commitments with an accordion feature that allows for an additional $25.0 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Advances under the SPV Facility bear interest at three-month Term SOFR (as defined in the Loan Agreement) plus an applicable margin of 2.25% during the revolving period ending on October 2, 2028 and three-month Term SOFR plus an applicable margin of 2.60% thereafter. The Loan Agreement provides for an unused commitment fee, from the effective date of the Loan Agreement through August 1, 2027, of 0.25% per annum on the unused commitments if PBDC SPV’s credit facility utilization is greater than or equal to 80%, and otherwise, 0.50% per annum on the unused commitments, and other customary fees. The SPV Facility will mature on October 2, 2031.

As of December 31, 2025 and 2024, there was $75.0 million and $50.0 million outstanding under the SPV Facility, respectively. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $0.9 million in connection with the SPV Facility, which are being amortized over the life of the facility. As of December 31, 2025 and December 31, 2024, $0.7 million and $0.8 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statements of assets and liabilities as a deduction from Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees (in millions):

	December 31, 2025	December 31, 2024
SPV Facility payable	$75.0	$50.0
Prepaid loan structure fees	(0.7)	(0.8)
SPV Facility payable, net of prepaid loan structure fees	$74.3	$49.2

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the years ended December 31, 2025 and 2024 (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
Interest expense	$3.6	$1.5
Facility agent fee	0.1	0.1
Loan structure fees amortization	0.2	0.1
Total interest and other fees	$3.9	$1.7
Weighted average interest rate	6.6%	7.5	%(1)
Effective interest rate (including fee amortization)	7.1%	8.1	%(1)
Average debt outstanding	$54.9	$50.0	(1)
Cash paid for interest and unused fees	$3.7	$1.3
(1)	Calculated for the period from August 1, 2024, the date of the SPV Facility, through December 31, 2024.

Contractual Obligations

	Total	2026	2027	2028	2029	2030	2031

	(in millions)
Credit Facility payable	$128.6	$—	$—	$—	$42.9	$85.7	$—
SPV Facility payable	75.0	—	—	—	—	—	75.0
Total	$203.6	$—	$—	$—	$42.9	$85.7	$75.0

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2025, our off-balance sheet arrangements consisted of $95.6 million of unfunded commitments to provide financing to 59 of our portfolio companies. As of December 31, 2024, our off-balance sheet arrangements consisted of $56.9 million of unfunded commitments to provide debt financing to 46 of our portfolio companies. As of December 31, 2025, we had maintained sufficient liquidity (through cash on hand, our ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

Regulated Investment Company Status and Dividends

We have elected to be treated, qualify and intend to qualify annually as a RIC under subchapter M of the Code. So long as we continue to qualify as a RIC, we will not be subject to U.S. federal income tax on our investment company taxable income and realized net capital gains that we timely distribute to shareholders as dividends.

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

To maintain our RIC tax treatment, we generally must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our status as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2025, we had $2.7 million of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2026.

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

Subsequent Events

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	January 2, 2026	Bart & Associates, LLC*	Provider of content, information, tech-enabled services, and hosts competitions for the U.S. equine industry	$1,000,000	Senior Secured – First Lien
				$32,595	Equity
New Investment	January 9, 2026	Silver Parent, LLC	Senior-care focused placement platform	$4,611,400	Senior Secured – First Lien
				$1,006,422	Revolver Commitment
				$387,436	Equity
Add-On Investment	January 15, 2026	GRC Java Holdings, LLC*	Specialty coffee platform	$17,332	Equity
Add-On Investment	January 21, 2026	evolv Holdco, LLC*	Digital transformation consulting firm	$4,530	Equity
Add-On Investment	February 2, 2026	BI Investors, LLC*	Provider of center-based applied behavioral analysis therapy services	$4,467	Equity
Add-On Investment	February 3, 2026	Green Topco Holdings, LLC*	Cyber-security focused value-added reseller and associated service provider	$11,896	Equity
Add-On Investment	February 6, 2026	SP MWM Holdco LLC*	Provider of test and measurement services and equipment	$113,721	Equity
Add-On Investment	February 9, 2026	Michelli, LLC*	Provider of test and measurement services and equipment	$4,000,000	Delayed Draw Term Loan Commitment
New Investment	March 3, 2026	Precision Strategies, LLC	Strategic communications and marketing agency	$4,524,350	Senior Secured – First Lien
				$1,177,716	Revolver Commitment
New Investment	March 6, 2026	Synergy Health Partners	Provider of orthopedic and musculoskeletal care	$7,274,448	Senior Secured – First Lien
				$1,866,885	Delayed Draw Term Loan Commitment
				$962,920	Revolver Commitment
				$300,126	Equity

* Existing portfolio company

The Company realized the following portfolio companies subsequent to December 31, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	January 30, 2026	Luxium Solutions, LLC	Manufacturer and distributor of high-performance advanced materials and assemblies	$3,315,849	Senior Secured – First Lien
				$480,795	Delayed Draw Term Loan
Full Repayment	February 3, 2026	Arctiq, Inc.	Cyber-security focused value-added reseller and associated service provider	$9,780,648	Senior Secured – First Lien
				$1,601,662	Delayed Draw Term Loan

Credit Facility

As of March 13, 2026, the outstanding balance under the Credit Facility and SPV Facility was $137.2 million and $75.0 million, respectively.

Sale of Unregistered Securities

Since December 31, 2025, the Company sold 185,211 Common Shares at a price of $15.21 per share for aggregate proceeds of $2.8 million, which included less than $0.1 million of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Share Repurchases

Since December 31, 2025, 357,092 common shares of beneficial interest were validly tendered and not withdrawn prior to the expiration of the tender offer. The Company purchased all common shares of beneficial interest validly tendered and not withdrawn at a price equal to $15.21 per share for an aggregate purchase price of $5.4 million.

Distributions Declared

On January 16, 2026 our Board declared a regular monthly distribution for each of January, February and March 2026 as follows

	Record	Payment	Amount per
Declared	Date	Date	Share
1/16/2026	1/20/2026	1/30/2026	$0.1167
1/16/2026	2/2/2026	2/27/2026	$0.1167
1/16/2026	3/2/2026	3/31/2026	$0.1167

Acquisition of Stellus Capital Management

On February 5, 2026, the Company announced that Stellus Capital Management, the majority owner of the Advisor, entered into a definitive agreement with P10 Intermediate Holdings, LLC, an affiliate of Ridgepost Capital, Inc. (formerly known as P10, Inc.) (“Ridgepost”), pursuant to which Ridgepost will acquire all of the outstanding equity interests in Stellus Capital Management (the “Transaction”).

Pursuant to the terms of the Transaction, Stellus Capital Management and the Advisor will continue to be managed by their current partners, who will retain control of Stellus Capital Management and the Advisor’s day-to-day operations, including investment decisions and investment committee processes. The Advisor will continue to serve as the external investment adviser to the Company. Consummation of the Transaction will result in a change of control of the Advisor, and this will result in an assignment of the current investment advisory agreement between the Company and the Advisor under the 1940 Act. As a result, the current investment advisory agreement will terminate upon consummation of the Transaction. Our Board and shareholders will therefore be asked to approve a new investment advisory agreement with the Advisor (the “New Advisory Agreement”), the terms of which are expected to remain the same as the current investment advisory agreement, other than the initial term of the investment advisory agreement. Closing of the Transaction is expected to occur in the middle of 2026 and is subject to customary conditions for a transaction of this nature. If approved, the New Advisory Agreement will take effect following the closing of the Transaction.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, most recently lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024, 4.00% - 4.25% in September 2025, 3.75% - 4.00% in October 2025 and 3.50% - 3.75% in December 2025. As of December 31, 2025 and December 31, 2024, 97% and 97% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which are indexed to 30-day or 90-day SOFR rates, subject to interest rate floors. As of December 31, 2025 and

December 31, 2024, the weighted average interest rate floor on our floating rate loans was 1.38% and 1.42%, respectively.

Assuming that the Statements of Assets and Liabilities as of December 31, 2025 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$7.0	$(4.1)	$2.9
Up 150 basis points	5.5	(3.1)	2.4
Up 100 basis points	3.7	(2.0)	1.7
Up 50 basis points	1.8	(1.0)	0.8
Down 50 basis points	(1.8)	1.0	(0.8)
Down 100 basis points	(3.7)	2.0	(1.7)
Down 150 basis points	(5.5)	3.1	(2.4)
Down 200 basis points	(7.0)	4.1	(2.9)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of December 31, 2025, the three month SOFR rate was 365 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of 25 bps SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2025, 2024 and 2023, we did not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data

STELLUS PRIVATE CREDIT BDC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Houston, Texas, PCAOB ID 34 and Grant Thornton LLP, Dallas, Texas, PCAOB ID Number 248)	89
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	91
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	92
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and 2023	93
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	94
Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024	95
Notes to Consolidated Financial Statements	118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Stellus Private Credit BDC

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Private Credit BDC and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for each of the two years in the period then ended, financial highlights (in Note 8) for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period then ended, and financial highlights for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 2026

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders

Stellus Private Credit BDC

Opinion on the financial statements

We have audited the consolidated statement of assets and liabilities of Stellus Private Credit BDC (a Delaware statutory trust) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2023 (not presented herein) the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included verification by confirmation of securities as of December 31, 2023, by correspondence with portfolio companies or agents, or by other appropriate auditing procedures where replies were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2021 to 2024.

Dallas, Texas

March 11, 2024 (except for Note 12, as to which the date is March 6, 2025)

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $396,791,982 and $297,791,269, respectively)	$400,131,924	$300,732,065
Cash and cash equivalents	2,586,895	2,144,116
Other receivable	—	4,340
Interest receivable	1,765,379	1,367,849
Expense reimbursement receivable from the Advisor (Note 2)	2,580	161,473
Deferred offering costs	60,993	127,983
Related party receivable	—	2,004
Prepaid expenses	13,632	164,350
Receivable for sales and repayments of investments	165,651	86,896
Total Assets	$404,727,054	$304,791,076
LIABILITIES
Credit Facilities payable	$200,281,671	$138,692,860
Unearned revenue	1,207,706	921,629
Management fees payable	908,154	648,149
Income incentive fee payable	544,620	452,186
Capital gains incentive fee payable	527,603	306,229
Interest payable	865,205	613,821
Administrative services payable	189,715	109,027
Income tax payable	126,348	51,427
Deferred tax liability	338,611	259,455
Other accrued expenses and liabilities	110,706	348,413
Total Liabilities	$205,100,339	$142,403,196
Commitments and contingencies (Note 7)
Net Assets	$199,626,715	$162,387,880
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 13,121,397 and 10,715,095 issued and outstanding, respectively)	$131,214	$107,151
Paid-in capital	195,935,870	159,483,435
Total distributable earnings	3,559,631	2,797,294
Net Assets	$199,626,715	$162,387,880
Total Liabilities and Net Assets	$404,727,054	$304,791,076
Net Asset Value Per Share	$15.21	$15.16

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
INVESTMENT INCOME
Interest income	$35,162,306	$28,560,141	$22,760,669
Other income	799,084	478,544	601,776
Total Investment Income	$35,961,390	$29,038,685	$23,362,445
OPERATING EXPENSES
Management fees	$4,878,073	$3,469,835	$2,833,601
Income incentive fees	2,553,477	2,602,793	2,097,153
Capital gains incentive fee	221,374	44,545	261,684
Professional fees	686,503	747,853	670,800
Organization costs	—	—	1,000
Amortization of deferred offering costs	224,668	225,050	165,937
Administrative services expenses	728,246	523,823	417,573
Trustees' fees	160,000	160,000	160,000
Insurance expense	86,318	81,685	81,438
Valuation fees	93,513	64,498	40,324
Interest expense and other fees	13,448,925	9,505,536	8,225,528
Income tax expense	98,295	32,183	44,925
Other general and administrative expenses	292,033	262,575	142,294
Total Operating Expenses	$23,471,425	$17,720,376	$15,142,257
Expenses reimbursed/fees waived by Advisor (Note 2)	$(2,609,520)	$(4,253,904)	$(4,101,044)
Net Operating Expenses	$20,861,905	$13,466,472	$11,041,213
Net Investment Income	$15,099,485	$15,572,213	$12,321,232
Net realized gain on non-controlled, non-affiliated investments	$1,467,178	$—	$841,075
Net realized gain on foreign currency translation	52,488	30,648	24,343
Provision for taxes on realized gain on investments	—	—	(142,988)
Net change in unrealized appreciation on non-controlled, non-affiliated investments	378,831	906,234	2,566,523
Net change in unrealized appreciation (depreciation) on foreign currency translations	20,315	(25,757)	11,719
Provision for taxes on net unrealized gain on investments	(79,156)	(91,591)	(167,865)
Net Increase in Net Assets Resulting from Operations	$16,939,141	$16,391,747	$15,454,039
Net Investment Income Per Share – basic and diluted	$1.33	$1.80	$1.96
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$1.50	$1.90	$2.46
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	11,316,555	8,643,493	6,273,882
Distributions Per Share – basic and diluted	$1.46	$1.96	$1.88

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	(loss) gain	Net Assets
Balances at December 31, 2022	5,483,433	$54,834	$80,950,845	$(742,722)	$80,262,957
Net investment income	—	—	—	12,321,232	12,321,232
Net realized gain on non-controlled, non-affiliated investments	—	—	—	841,075	841,075
Net realized gain on foreign currency translation	—	—	—	24,343	24,343
Provision for taxes on realized gain on investments	—	—	—	(142,988)	(142,988)
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	2,566,523	2,566,523
Net change in unrealized appreciation on foreign currency translations	—	—	—	11,719	11,719
Provision for taxes on net unrealized gain on investments	—	—	—	(167,865)	(167,865)
Return of capital and other tax related adjustments	—	—	(197,724)	197,724	—
Distributions from net investment income	—	—	—	(11,768,088)	(11,768,088)
Issuance of common shares of beneficial interest	1,618,703	16,187	24,056,927	—	24,073,114
Balances at December 31, 2023	7,102,136	$71,021	$104,810,048	$3,140,953	$108,022,022
Net investment income	—	—	—	15,572,213	15,572,213
Net realized gain on foreign currency translation	—	—	—	30,648	30,648
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	906,234	906,234
Net change in unrealized depreciation on foreign currency translations	—	—	—	(25,757)	(25,757)
Provision for taxes on net unrealized gain on investments	—	—	—	(91,591)	(91,591)
Return of capital and other tax related adjustments	—	—	(221,350)	221,350	—
Distributions from net investment income	—	—	—	(16,701,939)	(16,701,939)
Distributions from net realized capital gains	—	—	—	(254,817)	(254,817)
Issuance of common shares of beneficial interest	4,119,031	41,191	62,556,970	—	62,598,161
Redemption of common shares of beneficial interest	(506,072)	(5,061)	(7,662,233)	—	(7,667,294)
Balances at December 31, 2024	10,715,095	$107,151	$159,483,435	$2,797,294	$162,387,880
Net investment income	—	—	—	15,099,485	15,099,485
Net realized gain on non-controlled, non-affiliated investments	—	—	—	1,467,178	1,467,178
Net realized gain on foreign currency translation	—	—	—	52,488	52,488
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	378,831	378,831
Net change in unrealized appreciation on foreign currency translations	—	—	—	20,315	20,315
Provision for taxes on net unrealized gain on investments	—	—	—	(79,156)	(79,156)
Return of capital and other tax related adjustments	—	—	(337,006)	337,006	—
Distributions from net investment income	—	—	—	(16,240,877)	(16,240,877)
Distributions from net realized capital gains	—	—	—	(272,933)	(272,933)
Issuance of common shares of beneficial interest	2,747,060	27,471	41,986,208	—	42,013,679
Redemption of common shares of beneficial interest	(340,758)	(3,408)	(5,196,767)	—	(5,200,175)
Balances at December 31, 2025	13,121,397	$131,214	$195,935,870	$3,559,631	$199,626,715

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$16,939,141	$16,391,747	$15,454,039
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(135,656,548)	(119,805,183)	(89,322,601)
Proceeds from sales and repayments of investments	39,379,107	30,250,267	42,260,585
Net change in unrealized appreciation on investments	(378,831)	(906,234)	(2,566,523)
Net change in unrealized (appreciation) depreciation foreign currency translations	(20,315)	25,757	(11,719)
Increase in investments due to PIK	(313,010)	(1,059,816)	(129,990)
Amortization of premium and accretion of discount, net	(1,021,839)	(678,569)	(502,109)
Deferred tax provision	79,156	91,590	167,865
Amortization of loan structure fees	682,848	306,387	586,127
Amortization of deferred offering costs	224,668	225,050	165,937
Net realized gain on investments	(1,467,178)	—	(841,075)
Changes in other assets and liabilities
(Increase) decrease in interest receivable	(397,530)	127,732	(465,307)
Decrease (increase) in other receivable	4,340	(4,340)	—
Decrease (increase) in related party receivable	2,004	160,451	(152,835)
Decrease (increase) in expense reimbursements receivable from the Advisor	158,893	(34,934)	39,099
Decrease (increase) in prepaid expenses	150,718	(37,331)	5,985
Increase (decrease) in administrative services payable	80,688	(15,931)	58,894
Increase (decrease) in interest payable	251,384	246,728	(196,148)
Increase in income management fees payable	260,005	648,149	—
Increase in income incentive fees payable	92,434	12,332	111,658
Increase in capital gains incentive fees payable	221,374	44,545	261,684
Increase in unearned revenue	286,077	24,091	357,904
Increase (decrease) in income tax payable	74,921	(131,062)	175,018
(Decrease) increase in other accrued expenses and liabilities	(237,707)	171,164	57,975
Net Cash Used in Operating Activities	$(80,605,200)	$(73,947,410)	$(34,485,537)
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$42,013,679	$62,598,161	$24,073,114
Offering costs paid for common shares of beneficial interest issued	(157,678)	(280,158)	(184,418)
Purchase of common shares of beneficial interest in tender offer	(5,200,175)	(7,667,294)	—
Stockholder distributions paid	(16,513,810)	(20,507,824)	(10,026,553)
Borrowings under Credit Facilities	163,200,000	184,300,000	169,750,000
Repayments of Credit Facilities	(100,000,000)	(141,850,000)	(152,365,000)
Financing costs paid on Credit Facilities	(2,294,037)	(1,095,044)	(387,744)
Short-term loan borrowings	—	—	4,500,000
Short-term loan repayments	—	—	(15,750,000)
Net Cash Provided by Financing Activities	$81,047,979	$75,497,841	$19,609,399
Net Increase (Decrease) in Cash and Cash Equivalents	$442,779	$1,550,431	$(14,876,138)
Cash and Cash Equivalents Balance at Beginning of Period	2,144,116	593,685	15,469,823
Cash and Cash Equivalents Balance at End of Period	$2,586,895	$2,144,116	$593,685
Supplemental and Non-Cash Activities
Cash paid for interest expense	$12,514,693	$7,835,549	$1,270,834
Income and excise tax paid	23,374	163,245	12,895
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	1,329,809	623,113	43,894

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.67%		6/5/2023	6/5/2028	Services: Business	$1,763,343	$1,738,218	$1,763,343	0.88%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	8.67%		6/5/2023	6/5/2028		685,745	675,974	685,745	0.34%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.67%		10/31/2023	6/5/2028		464,347	457,296	464,347	0.23%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	8.67%		10/31/2023	6/5/2028		180,579	177,837	180,579	0.09%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.67%		12/2/2024	6/5/2028		1,736,942	1,717,809	1,736,942	0.87%
Revolver	(5)	First Lien	3M SOFR+5.00%	2.00%	8.67%		6/5/2023	6/5/2028		1,424,277	1,424,277	1,424,277	0.71%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.67%		12/2/2024	6/5/2028		443,155	440,032	443,155	0.22%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		12/2/2024	6/5/2028		636,446	631,961	636,446	0.32%
2X Investors LP Class A Units		Equity					6/5/2023			37,483	151,137	1,042,604	0.52%
Total											$7,414,541	$8,377,438	4.18%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	9.72%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$3,419,009	$3,373,808	$3,401,914	1.70%
Term A Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.00%	2.00%	9.72%		12/12/2023	12/12/2028		2,185,924	2,157,025	2,174,994	1.09%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	340,233	0.17%
Total											$5,967,839	$5,917,141	2.96%
AGT Robotique Inc.	(6)(16)								Trois Rivieres, Canada
Term Loan	(5)	First Lien	3M SOFR+7.50%	1.00%	11.17%		6/24/2024	6/22/2029	Capital Equipment	$5,109,103	$5,031,887	$5,006,920	2.51%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.50%	1.00%	11.17%		6/24/2024	6/22/2029		3,266,476	3,217,109	3,201,146	1.60%
Total											$8,248,996	$8,208,066	4.11%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		3/31/2023	3/31/2028	Capital Equipment	$2,216,495	$2,187,432	$2,216,495	1.11%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		3/31/2023	3/31/2028		1,417,103	1,398,522	1,417,103	0.71%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		3/31/2023	3/31/2028		288,954	286,749	288,954	0.14%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		3/31/2023	3/31/2028		184,741	183,331	184,741	0.09%
AR-USA Holdings, LLC Class A Units	(9)	Equity					3/31/2023			91	83,355	144,721	0.07%
Total											$4,139,389	$4,252,014	2.12%
AMII Acquisition, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+4.50%	1.50%	8.17%		12/4/2024	12/4/2029	Services: Consumer	$1,109,128	$1,095,393	$1,103,582	0.55%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.50%	1.50%	8.17%		12/4/2024	12/4/2029		2,468,703	2,438,131	2,456,359	1.23%
AMII Holdings, LP Class B Units		Equity					12/3/2024			6,376	63,758	78,920	0.04%
Total											$3,597,282	$3,638,861	1.82%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	9.27%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$4,329,040	$4,277,846	$4,329,040	2.17%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.25%	0.75%	9.27%		7/1/2022	7/1/2029		2,767,747	2,735,016	2,767,747	1.39%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	9.63%		12/5/2023	7/1/2029		688,944	679,211	688,944	0.35%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.75%	0.75%	9.63%		12/5/2023	7/1/2029		440,472	434,249	440,472	0.22%
Ishtar Co-Invest-B LP Partnership Interests		Equity					7/1/2022			298,251	146,234	1,193,456	0.60%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	81,067	340,983	0.17%
Total											$8,353,623	$9,760,642	4.90%
Arctiq, Inc.									Irvine, CA
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.67%		8/8/2023	8/8/2028	High Tech Industries	$3,793,358	$3,736,083	$3,793,358	1.90%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	9.67%		8/8/2023	8/8/2028		2,425,262	2,388,643	2,425,262	1.21%
Term Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	9.72%		11/6/2024	8/8/2028		1,104,229	1,087,891	1,104,229	0.55%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.00%	2.00%	9.72%		11/6/2024	8/8/2028		2,457,799	2,421,433	2,457,799	1.23%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.67%		8/8/2023	8/8/2028		977,014	969,386	977,014	0.49%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	9.67%		8/8/2023	8/8/2028		624,648	619,771	624,648	0.31%
Green Topco Holdings, LLC Class A Units	(9)	Equity					8/8/2023			194,512	145,222	262,293	0.13%
Total											$11,368,429	$11,644,603	5.82%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Axis Portable Air LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		4/17/2023	12/31/2030	Capital Equipment	$511,081	$505,694	$511,081	0.26%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		4/17/2023	12/31/2030		326,757	323,313	326,757	0.16%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		3/22/2022	12/31/2030		803,749	799,998	803,749	0.40%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		3/22/2022	12/31/2030		513,873	511,475	513,873	0.26%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		11/3/2022	12/31/2030		2,460,457	2,460,457	2,460,457	1.23%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		11/3/2022	12/31/2030		1,573,079	1,573,079	1,573,079	0.79%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		11/30/2023	12/31/2030		1,501,363	1,501,363	1,501,363	0.75%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		11/30/2023	12/31/2030		959,888	959,888	959,888	0.48%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	991,952	0.50%
Total											$8,787,928	$9,642,199	4.83%
Baker Manufacturing Company, LLC									Evansville, WI
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022		Capital Equipment	330,978	$330,978	$445,016	0.22%
Total											$330,978	$445,016	0.22%
Bart & Associates, LLC	(4)								McLean, VA
Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.09%		8/16/2024	8/16/2030	High Tech Industries	$2,042,445	$2,012,791	$2,042,445	1.02%
Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.09%		8/16/2024	8/16/2030		1,305,826	1,286,867	1,305,826	0.65%
Delayed Draw Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.09%		8/16/2024	8/16/2030		4,601,847	4,564,622	4,601,847	2.31%
B&A Partners Holding, LLC Series A Preferred Units		Equity					8/16/2024			542,388	542,388	629,147	0.32%
Total											$8,406,668	$8,579,265	4.30%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	$442,307	$513,877	0.26%
Total											$442,307	$513,877	0.26%
Carolinas Buyer, Inc.	(4)								Charlotte, NC
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		12/20/2024	12/20/2030	Beverage & Food	$951,267	$936,752	$927,485	0.46%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		12/20/2024	12/20/2030		2,117,338	2,085,031	2,064,405	1.03%
Carolinas Holding, L.P. Class A Units		Equity					12/20/2024			285	285,351	225,176	0.11%
Total											$3,307,134	$3,217,066	1.60%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.72%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$1,246,676	$1,227,032	$1,246,676	0.62%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	8.72%		3/15/2023	3/15/2029		797,055	784,495	797,055	0.40%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	37,137	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(9)	Equity					3/15/2023			184,925	178,174	201,190	0.10%
Total											$2,223,836	$2,282,058	1.14%
CF Arch Holdings LLC									Houston, TX
CF Arch Holdings LLC Class A Units	(9)	Equity					8/10/2022		Services: Business	496,967	$439,869	$750,078	0.38%
Total											$439,869	$750,078	0.38%
Champion Services Acquireco LLC	(4)								Round Rock, TX
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		9/19/2025	9/19/2030	Construction & Building	$2,418,915	$2,372,450	$2,370,537	1.19%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		9/19/2025	9/19/2030		5,384,037	5,280,613	5,276,355	2.64%
Champion Services Holdings LLC Class A-1 Units		Equity					9/19/2025			204,254	204,254	192,811	0.10%
Total											$7,857,317	$7,839,703	3.93%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	10.84%		2/24/2022	2/7/2027	Retail	$2,767,738	$2,771,047	$2,767,738	1.39%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	2.00%	10.84%		2/24/2022	2/7/2027		1,769,537	1,771,653	1,769,537	0.89%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	10.84%		6/24/2022	2/7/2027		269,630	268,847	269,630	0.14%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	2.00%	10.84%		6/24/2022	2/7/2027		172,386	171,885	172,386	0.09%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	10.84%		6/24/2022	2/7/2027		387,307	385,968	387,307	0.19%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	2.00%	10.84%		6/24/2022	2/7/2027		247,622	246,766	247,622	0.12%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.94%		2/24/2022	2/7/2027		79,860	79,860	79,860	0.04%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.74%		2/24/2022	2/7/2027		53,240	53,240	53,240	0.03%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.82%		2/24/2022	2/7/2027		425,922	425,922	425,922	0.21%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.84%		2/24/2022	2/7/2027		159,721	159,721	159,721	0.08%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.86%		2/24/2022	2/7/2027		212,961	212,961	212,961	0.11%
Total											$6,547,870	$6,545,924	3.29%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	8.67%	1.50%	8/2/2023	8/2/2028	Environmental Industries	$3,565,511	$3,512,108	$3,387,235	1.70%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	8.67%	1.50%	8/2/2023	8/2/2028		2,279,589	2,245,446	2,165,610	1.08%
Revolver	(5)	First Lien	3M SOFR+8.50%	2.00%	12.17%		8/2/2023	8/2/2028		331,841	331,841	315,249	0.16%
Revolver	(5)	First Lien	3M SOFR+8.50%	2.00%	12.19%		8/2/2023	8/2/2028		583,805	583,805	554,615	0.28%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	8.67%	1.50%	8/2/2023	8/2/2028		664,912	658,790	631,666	0.32%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,592	248,949	76,611	0.04%
Compost 360 Investments, LLC Preferred Units		Equity					8/29/2025			510	22,950	31,635	0.02%
Total											$7,603,889	$7,162,621	3.60%
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	10.07%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$5,626,514	$5,575,661	$5,626,514	2.82%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	2.00%	10.07%		11/22/2022	11/22/2027		3,597,279	3,564,767	3,597,279	1.80%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	718,212	0.36%
Total											$9,685,207	$9,942,005	4.98%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.50%	9.42%		6/30/2023	6/30/2028	High Tech Industries	$2,830,914	$2,798,315	$2,830,914	1.42%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.50%	9.42%		6/30/2023	6/30/2028		1,809,928	1,789,086	1,809,928	0.91%
Revolver	(5)	First Lien	3M SOFR+5.75%	1.50%	9.45%		6/30/2023	6/30/2028		1,259,692	1,259,692	1,259,692	0.63%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	876,734	0.44%
Total											$6,332,311	$6,777,268	3.40%
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.17%		7/29/2022	12/31/2028	Services: Business	$2,478,219	$2,459,969	$2,453,437	1.23%
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		12/19/2025	12/31/2028		2,053,573	2,022,769	2,033,037	1.02%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.17%		7/29/2022	12/31/2028		963,752	956,655	954,114	0.48%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	9.17%		7/29/2022	12/31/2028		517,626	517,626	512,450	0.26%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			402,567	402,567	351,293	0.18%
Total											$6,359,586	$6,304,331	3.17%
DFO Enterprises, LLC	(4)								Rochester, MN
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		9/22/2025	9/22/2030	Capital Equipment	$7,339,605	$7,216,218	$7,229,510	3.62%
DFO Ultimate Holding, LP Class A Units		Equity					9/22/2025			6,958	321,180	419,244	0.21%
Total											$7,537,398	$7,648,754	3.83%
DMD Systems Recovery, LLC	(4)								Tempe, AZ
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		8/22/2025	8/22/2031	High Tech Industries	$475,505	$467,532	$468,372	0.23%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		8/22/2025	8/22/2031		1,058,383	1,040,636	1,042,507	0.52%
Phoenix Parent LLC Common Units		Equity					8/19/2025			174,338	174,338	164,372	0.08%
Total											$1,682,506	$1,675,251	0.83%
Elder Care Opco LLC	(4)								Scarsdale, NY
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		7/31/2025	7/31/2030	Healthcare & Pharmaceuticals	$1,080,640	$1,062,978	$1,064,430	0.53%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		7/31/2025	7/31/2030		2,405,295	$2,365,983	$2,369,216	1.19%
Rallyday Elder Care Co-Investors LP Partnership Interests		Equity					7/31/2025			740,592	745,269	858,746	0.43%
Total											$4,174,230	$4,292,392	2.15%
Environmental Remedies, LLC	(4)								Hayward, CA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		1/15/2025	1/15/2030	Services: Business	$2,338,081	$2,298,740	$2,303,010	1.15%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		1/15/2025	1/15/2030		954,991	938,922	940,666	0.47%
ERI Parent Holdings, LLC Class A Units		Equity					1/15/2025			113,419	113,419	97,995	0.05%
Total											$3,351,081	$3,341,671	1.67%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.33%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$3,068,986	$3,018,167	$3,068,986	1.54%
Term A Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.50%	1.00%	10.33%		5/22/2023	5/22/2028		1,024,292	1,007,331	1,024,292	0.51%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	10.33%		5/22/2023	5/22/2028		353,198	353,198	353,198	0.18%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.33%		5/22/2023	5/22/2028		364,672	364,672	364,672	0.18%
Total											$4,743,368	$4,811,148	2.41%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Eskola LLC	(4)								Morristown, TN
Term Loan	(7)(8)	First Lien	3M SOFR+7.50%	1.50%	11.90%		12/19/2024	12/19/2029	Construction & Building	$3,386,754	$3,337,017	$3,166,615	1.59%
Delayed Draw Term Loan	(7)(8)	First Lien	3M SOFR+7.50%	1.50%	11.90%		12/19/2024	12/19/2029		1,898,390	1,886,456	1,774,995	0.89%
Eskola Holdings, LLC Class A Units	(9)	Equity					12/19/2024			176	500,436	32,839	0.02%
Eskola Holdings, LLC Class C Units		Equity					6/4/2025			16	31,584	8,023	0.00%
Total											$5,755,493	$4,982,472	2.50%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.49%		12/7/2023	12/7/2028	Services: Business	$3,465,735	$3,419,605	$3,465,735	1.74%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.49%		12/7/2023	12/7/2028		1,347,786	1,329,847	1,347,786	0.68%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			266,927	266,927	281,093	0.14%
Total											$5,016,379	$5,094,614	2.56%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	10.07%		3/16/2022	3/16/2027	Services: Business	$2,765,495	$2,753,709	$2,765,495	1.39%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.00%	10.07%		3/16/2022	3/16/2027		1,075,470	1,070,886	1,075,470	0.54%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	146,051	0.07%
Total											$3,992,598	$3,987,016	2.00%
FairWave Holdings, LLC	(4)								Kansas City, MO
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.42%		4/1/2024	4/1/2029	Beverage & Food	$1,848,528	$1,818,427	$1,839,285	0.91%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	1.50%	10.42%		4/1/2024	4/1/2029		1,181,846	1,162,601	1,175,937	0.59%
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.42%		3/31/2025	4/1/2029		172,142	169,218	171,281	0.09%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	1.50%	10.42%		3/31/2025	4/1/2029		383,154	376,646	381,238	0.19%
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.42%		12/31/2025	4/1/2029		49,707	48,837	49,458	0.02%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.50%	10.42%		4/1/2024	4/1/2029		208,194	208,194	207,153	0.10%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.42%		4/1/2024	4/1/2029		1,069,716	1,059,965	1,064,367	0.53%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.42%		3/31/2025	4/1/2029		79,955	79,152	79,555	0.04%
GRC Java Holdings, LLC Class A Units		Equity					4/1/2024			1,209	123,496	170,912	0.09%
Total											$5,046,536	$5,139,186	2.56%
Fidus Systems Inc.	(4)								Ottawa, Canada
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.50%	9.17%		10/17/2025	10/17/2031	High Tech Industries	$3,023,836	$2,972,010	$2,972,010	1.49%
Fidus Investments Holdings, L.P. Common Units		Equity					10/17/2025			216	216,218	216,218	0.11%
Total											$3,188,228	$3,188,228	1.60%
FiscalNote Boards LLC	(4)(6)								Toronto, Canada
Term Loan	(5)	First Lien	1M SOFR+5.25%	1.00%	8.97%		3/11/2024	3/12/2029	Services: Business	$1,021,577	$1,007,152	$1,011,361	0.50%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.25%	1.00%	8.97%		3/11/2024	3/12/2029		397,280	391,670	393,307	0.20%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity					5/28/2024			115	77,109	71,369	0.04%
FCP-Connect Holdings LLC Class A Common Shares		Equity					5/28/2024			115	-	-	0.00%
Total											$1,475,931	$1,476,037	0.74%
GSF Buyer, LLC	(4)								North Andover, MA
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.84%		4/30/2025	4/30/2031	Beverage & Food	$518,128	$511,016	$518,128	0.26%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.84%		4/30/2025	4/30/2031		1,153,253	1,137,423	1,153,253	0.58%
GSF Group Holdings, L.P. Class A2 Units		Equity					4/30/2025			138	138,021	133,959	0.07%
Total											$1,786,460	$1,805,340	0.91%
Guidant Corp.	(4)								Erie, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.17%		3/11/2024	3/12/2029	Energy: Oil & Gas	$4,612,807	$4,498,027	$4,612,807	2.30%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.17%		3/11/2024	3/12/2029		2,949,172	2,875,788	2,949,172	1.48%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.17%		3/11/2024	3/12/2029		324,070	324,070	324,070	0.16%
Titan Meter Topco LP Class A Units		Equity					3/11/2024			441,164	446,340	614,838	0.31%
Total											$8,144,225	$8,500,887	4.25%
Husk AcquireCo Inc.	(6)								Vaughan, Canada
Term Loan	(5)	First Lien	6M SOFR+5.75%	1.50%	9.51%		11/14/2024	11/15/2029	Beverage & Food	$653,919	$645,923	$644,110	0.32%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.75%	1.50%	9.51%		11/14/2024	11/15/2029		1,455,497	1,437,699	1,433,665	0.72%
SK Spectra Holdings LP Class A Units		Equity					11/15/2024			119	119,320	90,672	0.05%
Total											$2,202,942	$2,168,447	1.09%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
HV Watterson Holdings, LLC	(4)								Schaumburg, IL
Term Loan		First Lien	12.0%	0.00%	12.00%		2/1/2022	12/17/2026	Services: Business	$6,007,147	$5,993,661	$3,994,752	1.99%
Term Loan (PBDC SPV)		First Lien	12.0%	0.00%	12.00%		2/1/2022	12/17/2026		2,316,180	2,310,980	1,540,260	0.77%
Revolver		First Lien	12.0%	0.00%	12.00%		2/1/2022	12/17/2026		1,241,200	1,241,200	825,398	0.41%
Delayed Draw Term Loan		First Lien	12.0%	0.00%	12.00%		2/1/2022	12/17/2026		145,935	145,557	97,047	0.05%
Delayed Draw Term Loan (PBDC SPV)		First Lien	12.0%	0.00%	12.00%		2/1/2022	12/17/2026		56,268	56,122	37,418	0.02%
Total											$9,747,520	$6,494,875	3.24%
Identity Theft Guard Solutions, Inc.	(4)								Portland, OR
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.50%	9.22%		2/28/2025	2/28/2030	Services: Business	$5,017,102	$4,930,115	$4,992,015	2.50%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.50%	9.22%		2/28/2025	2/28/2030		2,056,517	2,020,861	2,046,234	1.03%
IDX Parent, LLC Class A-2 Units		Equity					2/28/2025			330,747	330,747	551,553	0.28%
Total											$7,281,723	$7,589,802	3.81%
Impact Home Services LLC									Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.17%		4/28/2023	4/28/2028	Services: Consumer	$2,620,916	$2,585,490	$2,568,498	1.29%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.17%		6/30/2023	4/28/2028		119,133	117,479	116,750	0.06%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.17%		10/11/2023	4/28/2028		238,876	235,420	234,098	0.12%
Revolver	(5)(14)	First Lien	3M SOFR+6.50%	2.00%	10.17%		4/28/2023	4/28/2028		607,105	607,105	594,963	0.30%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			212	212,303	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity					1/31/2024			21	21,483	20,101	0.01%
Total											$3,779,280	$3,534,410	1.78%
Inoapps Bidco, LLC									Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.85%		2/15/2022	2/15/2027	High Tech Industries	$3,951,287	$3,929,984	$3,951,287	1.98%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.85%		2/15/2022	2/15/2027		1,542,071	1,533,757	1,542,071	0.77%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	9.58%		2/15/2022	2/15/2027		759,013	759,013	759,013	0.38%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.85%		2/15/2022	2/15/2027		1,650,635	1,645,785	1,650,635	0.83%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.85%		2/15/2022	2/15/2027		644,194	642,301	644,194	0.32%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	753,505	0.38%
Total											$9,054,412	$9,300,705	4.66%
iNovex Information Systems Incorporated	(4)								Columbia, MD
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		12/17/2024	12/17/2030	Services: Business	$3,370,550	$3,326,362	$3,336,845	1.67%
Revolver	(5)	First Lien	PRIME+4.50%	1.00%	8.98%		12/17/2024	12/17/2030		986,350	986,350	976,487	0.49%
Revolver	(5)	First Lien	PRIME+4.50%	1.00%	11.00%		12/17/2024	12/17/2030		68,497	68,497	67,812	0.03%
Total											$4,381,209	$4,381,144	2.19%
International Cybernetics Acquisition, LLC	(4)								Largo, FL
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		6/3/2025	6/3/2030	Services: Business	$2,189,422	$2,154,583	$2,167,528	1.09%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		6/3/2025	6/3/2030		894,271	880,041	885,328	0.44%
International Cybernetics Holdings, LP Class B Units		Equity					6/2/2025			864	86,375	76,947	0.04%
Total											$3,120,999	$3,129,803	1.57%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.00%	1.00%	9.60%		6/6/2022	6/5/2028	Consumer Goods: Non-Durable	$3,060,098	$3,039,193	$3,060,098	1.53%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+6.00%	1.00%	9.60%		6/6/2022	6/5/2028		1,956,456	1,943,091	1,956,456	0.98%
Gauge Vimergy Coinvest, LLC Units		Equity					6/6/2022			178	175,035	151,653	0.08%
Total											$5,157,319	$5,168,207	2.59%
Luxium Solutions, LLC									Deerfield Beach, OH
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		5/10/2024	12/1/2027	High Tech Industries	$1,418,524	$1,405,763	$1,418,524	0.71%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		5/10/2024	12/1/2027		906,925	898,766	906,925	0.45%
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		5/10/2024	12/1/2027		604,144	598,711	604,144	0.30%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		5/10/2024	12/1/2027		386,256	382,783	386,256	0.19%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		5/10/2024	12/1/2027		293,285	291,918	293,285	0.15%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		5/10/2024	12/1/2027		187,510	186,636	187,510	0.09%
Total											$3,764,577	$3,796,644	1.89%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.32%		9/2/2022	9/2/2027	Consumer Goods: Durable	$4,951,285	$4,921,603	$4,951,285	2.47%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.32%		9/2/2022	9/2/2027		3,165,576	3,146,599	3,165,576	1.59%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	532,847	0.27%
Total											$8,379,684	$8,649,708	4.33%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	1M SOFR+7.00%	1.00%	10.72%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$2,324,112	$2,291,950	$2,126,562	1.07%
Term Loan	(5)	First Lien	1M SOFR+7.50%	1.00%	0.00%	11.22%	12/30/2022	12/30/2028		581,028	572,988	531,641	0.27%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.00%	1.00%	10.72%		12/30/2022	12/30/2028		1,485,908	1,465,345	1,359,606	0.68%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.50%	1.00%	0.00%	11.22%	12/30/2022	12/30/2028		371,477	366,336	339,901	0.17%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			473,268	473,268	53,005	0.03%
Total											$5,169,887	$4,410,715	2.22%
MBH Management LLC	(4)								Washington, DC
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.50%	8.72%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$1,191,786	$1,172,371	$1,185,827	0.59%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.50%	8.72%		11/15/2024	11/15/2029		2,652,684	2,609,471	2,639,421	1.32%
MBH Parent, LLC Common Units		Equity					11/15/2024			370,083	370,083	564,133	0.28%
Total											$4,151,925	$4,389,381	2.19%
MedLearning Group, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.42%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$1,053,314	$1,040,839	$1,042,781	0.52%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.42%		3/26/2024	12/30/2027		673,431	665,455	666,697	0.33%
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.42%		3/26/2024	12/30/2027		617,345	610,033	611,172	0.31%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.42%		3/26/2024	12/30/2027		394,696	390,021	390,749	0.20%
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.42%		3/26/2024	12/30/2027		504,144	498,188	499,103	0.25%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.42%		3/26/2024	12/30/2027		322,322	318,514	319,099	0.16%
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.42%		8/5/2025	12/30/2027		1,053,173	1,039,815	1,042,641	0.52%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.42%		8/5/2025	12/30/2027		2,344,160	2,314,427	2,320,718	1.16%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.42%		3/26/2024	12/30/2027		984,415	976,369	974,571	0.49%
Total											$7,853,661	$7,867,531	3.94%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	9.42%		12/21/2023	12/21/2028	Capital Equipment	$802,657	$791,937	$802,657	0.40%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	2.00%	9.42%		12/21/2023	12/21/2028		513,174	506,320	513,174	0.26%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	2.00%	9.42%		12/21/2023	12/21/2028		2,945,082	2,923,591	2,945,082	1.48%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	292,685	0.15%
Total											$4,487,910	$4,553,598	2.29%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.32%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$1,440,220	$1,433,916	$1,440,220	0.72%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.32%		4/4/2022	4/3/2028		920,797	916,766	920,797	0.46%
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.32%		11/20/2024	4/3/2028		581,014	578,919	581,014	0.29%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.32%		11/20/2024	4/3/2028		1,293,225	1,288,562	1,293,225	0.65%
Total											$4,218,163	$4,235,256	2.12%
Mobotrex Acquisition, LLC	(4)								Davenport, IA
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		2/28/2025	6/6/2031	Wholesale	$2,151,248	$2,134,013	$2,129,736	1.07%
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		2/28/2025	6/6/2031		1,924,994	1,909,572	1,905,744	0.95%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		2/28/2025	6/6/2031		757,186	751,120	749,614	0.38%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		2/28/2025	6/6/2031		677,550	672,122	670,775	0.34%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		11/6/2025	6/6/2031		276,542	274,839	273,777	0.14%
Revolver	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		2/28/2025	6/6/2031		90,636	90,636	89,730	0.04%
Revolver	(5)	First Lien	3M SOFR+5.00%	1.00%	8.69%		2/28/2025	6/6/2031		54,382	54,382	53,838	0.03%
Total											$5,886,684	$5,873,214	2.95%
Monarch Behavioral Therapy, LLC	(4)								Addison, TX
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.72%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$3,161,302	$3,110,791	$3,145,495	1.58%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	8.72%		6/6/2024	6/6/2030		2,021,160	1,988,866	2,011,054	1.01%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	8.72%		6/6/2024	6/6/2030		224,845	224,845	223,721	0.11%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	8.73%		6/6/2024	6/6/2030		28,106	28,106	27,965	0.01%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	8.73%		6/6/2024	6/6/2030		56,211	56,211	55,930	0.03%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	8.72%		6/6/2024	6/6/2030		168,634	168,634	167,791	0.08%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.72%		6/6/2024	6/6/2030		702,992	696,875	699,477	0.35%
BI Investors, LLC Class A Units		Equity					6/6/2024			3,333	330,352	408,820	0.20%
Total											$6,604,680	$6,740,253	3.37%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monitorus Holding, LLC	(6)								London, UK
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.18%		5/24/2022	5/24/2027	Media: Diversified & Production	$4,002,911	$3,990,560	$3,942,867	1.97%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.18%		5/24/2022	5/24/2027		2,437,696	2,430,174	2,401,131	1.20%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.18%		5/24/2022	5/24/2027		€1,332,835	1,449,009	1,427,274	0.71%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.18%		5/24/2022	5/24/2027		€2,345,505	2,367,344	2,331,834	1.17%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.18%		5/24/2022	5/24/2027		€1,431,760	1,441,667	1,420,042	0.71%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	1/31/2025	3/31/2026		€142,836,753	27,731	30,447	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class 3 Ordinary Shares		Equity					3/31/2025			18,944,296	110,030	202,192	0.10%
Total											$12,111,013	$11,899,148	5.97%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	9.97%		8/3/2023	8/3/2029	Construction & Building	$1,129,676	$1,112,207	$1,118,379	0.56%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.50%	9.97%		8/3/2023	8/3/2029		722,252	711,083	715,029	0.36%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	9.97%		8/3/2023	8/3/2029		732,143	726,210	724,822	0.36%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	134,796	0.07%
Total											$2,757,253	$2,693,026	1.35%
Norplex Micarta Acquisition, Inc.	(4)								Postville, IA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.09%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$3,606,548	$3,548,088	$3,588,515	1.79%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	9.09%		10/31/2024	10/31/2029		2,305,825	2,268,449	2,294,296	1.15%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		10/31/2024	10/31/2029		182,267	182,267	181,356	0.09%
Norplex Micarta Parent, LP Preferred Units		Equity					10/31/2024			427,155	427,155	398,685	0.20%
Total											$6,425,959	$6,462,852	3.23%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.75%	9.42%		11/16/2022	11/16/2027	Services: Business	$4,657,774	$4,615,522	$4,657,774	2.32%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.75%	9.42%		11/16/2022	11/16/2027		1,811,357	1,794,926	1,811,357	0.91%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	596,520	0.30%
Total											$6,745,947	$7,065,651	3.53%
Pacific Shoring Holdings, LLC	(4)								Santa Rosa, CA
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		1/10/2025	1/10/2030	Capital Equipment	$1,639,164	$1,615,039	$1,622,772	0.81%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		1/10/2025	1/10/2030		3,648,461	3,594,762	3,611,976	1.81%
PSP Ultimate Holding, LP Class A Units		Equity					1/10/2025			9,163	430,662	527,580	0.26%
Total											$5,640,463	$5,762,328	2.88%
Pearl Media Holdings, LLC	(11)								Montclair, NJ
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	10.07%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$1,408,122	$1,397,210	$1,379,960	0.69%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	2.00%	10.07%		8/31/2022	8/31/2027		900,275	893,298	882,270	0.44%
Total											$2,290,508	$2,262,230	1.13%
Pilot Power Group Acquisition, Inc.	(4)								San Diego, CA
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.50%	9.95%		12/18/2025	12/18/2030	Services: Business	$9,000,000	$8,842,499	$8,842,499	4.43%
BCM Pilot Opportunity Parent, LLC Class A Common Interests	(17)	Equity					12/18/2025			3,317	275,151	275,151	0.14%
Total											$9,117,650	$9,117,650	4.57%
Plus Delta Buyer LLC	(4)								Carlsbad, CA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		1/16/2025	1/16/2031	Services: Business	$2,787,494	$2,738,261	$2,759,619	1.38%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		1/16/2025	1/16/2031		1,138,554	1,118,445	1,127,168	0.56%
Plus Delta Parent LLC Class A Units		Equity					1/16/2025			277,974	277,974	290,876	0.15%
Total											$4,134,680	$4,177,663	2.09%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Pure Upper Holdco LLC	(4)								Newtown Square, PA
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.42%		12/3/2025	12/3/2031	Healthcare & Pharmaceuticals	$4,472,417	$4,428,159	$4,428,159	2.21%
Xanitos Topco, LLC Class A Units		Equity					12/3/2025			178,183	178,183	178,183	0.09%
Total											$4,606,342	$4,606,342	2.30%
Recharged Opco, LLC	(12)								Bradenton, FL
Term Loan		First Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028	Services: Consumer	$2,394,428	$2,375,872	$1,304,963	0.65%
Revolver	(15)	First Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028		537,411	537,411	292,889	0.15%
Priority Revolver	(15)	First Lien	12.50%		0.00%	0.00%	9/30/2024	2/7/2028		130,760	130,760	261,520	0.13%
Priority Revolver	(15)	First Lien	12.50%		0.00%	0.00%	9/13/2024	2/7/2028		129,317	129,317	258,634	0.13%
Priority Revolver	(15)	First Lien	12.50%		0.00%	0.00%	11/12/2024	2/7/2028		290,964	290,964	581,928	0.29%
Priority Revolver	(15)	First Lien	12.50%		0.00%	0.00%	2/7/2025	2/7/2028		200,442	200,442	400,884	0.20%
Priority Revolver	(15)	First Lien	12.50%		0.00%	0.00%	1/3/2025	2/7/2028		64,659	64,659	129,318	0.06%
Priority Revolver	(15)	First Lien	12.50%		0.00%	0.00%	10/22/2025	2/7/2028		775,904	775,904	1,551,808	0.78%
Priority Revolver	(15)	First Lien	12.50%		0.00%	0.00%	12/15/2025	2/7/2028		210,141	210,141	420,282	0.21%
Delayed Draw Term Loan	(15)	First Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028		1,632,031	1,624,694	889,457	0.45%
Recharged Holdings, LLC Common Units		Equity					11/13/2025			50,713	-	-	0.00%
Total											$6,340,164	$6,091,683	3.05%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	9.13%		1/31/2023	1/31/2029	Beverage & Food	$2,413,968	$2,384,777	$2,413,968	1.21%
Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	9.13%		1/31/2023	1/31/2029		1,543,357	1,524,694	1,543,357	0.77%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	158,426	0.08%
Total											$4,228,469	$4,115,751	2.06%
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+5.50%	2.00%	9.50%		5/1/2023	8/2/2027	High Tech Industries	$2,922,602	$2,896,333	$2,922,602	1.46%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	2.00%	9.50%		5/1/2023	8/2/2027		1,136,568	1,126,352	1,136,568	0.57%
Revolver	(5)	First Lien	3M SOFR+5.50%	2.00%	9.50%		5/1/2023	8/2/2027		996,495	996,495	996,495	0.50%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	221,039	0.11%
RIA Products Aggregator, LLC Class A Units		Equity					5/1/2023			64,698	62,419	31,210	0.02%
Total											$5,213,045	$5,307,914	2.66%
Said Intermediate, LLC	(4)								Boston, MA
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.22%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$3,495,855	$3,439,818	$3,460,896	1.73%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.22%		6/13/2024	6/13/2029		2,235,055	2,199,228	2,212,704	1.11%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity					6/13/2024			663	272,727	251,647	0.13%
FCP-Said Holdings, LLC Class A Common Shares		Equity					6/13/2024			625	-	-	0.00%
Total											$5,911,773	$5,925,247	2.97%
Solid Surface Holdco, LLC	(4)								Charlotte, NC
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.67%		6/6/2025	6/6/2030	Services: Business	$1,582,241	$1,553,338	$1,574,330	0.79%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	9.67%		6/6/2025	6/6/2030		646,268	634,463	643,037	0.32%
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.69%		12/22/2025	6/6/2030		1,000,000	980,000	995,000	0.50%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.69%		6/6/2025	6/6/2030		1,195,512	1,183,694	1,189,534	0.60%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.67%		6/6/2025	6/6/2030		934,952	925,710	930,277	0.47%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.70%		6/6/2025	6/6/2030		168,598	166,931	167,755	0.08%
Carolina Topco Holdings, LP Class A-1 Units		Equity					6/6/2025			2,883	288,276	506,447	0.25%
Total											$5,732,412	$6,006,380	3.01%
Strategus, LLC	(4)								Englewood, CO
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$1,854,914	$1,826,255	$1,827,090	0.92%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		1/27/2025	1/27/2031		4,128,680	4,064,890	4,066,750	2.04%
CIVC Strategus Blocker, LLC Class A Units		Equity					1/27/2025			160	160,392	191,282	0.10%
Total											$6,051,537	$6,085,122	3.06%
Teckrez, LLC									Jacksonville, FL
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	10.57%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$1,051,867	$1,040,660	$1,046,608	0.52%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.75%	2.00%	10.57%		5/24/2024	11/30/2028		672,505	665,340	669,142	0.34%
Revolver	(5)	First Lien	1M SOFR+6.75%	2.00%	10.57%		5/24/2024	11/30/2028		360,291	360,291	358,490	0.18%
Revolver	(5)	First Lien	1M SOFR+6.75%	2.00%	10.57%		5/24/2024	11/30/2028		58,652	58,652	58,359	0.03%
HH-Teckrez Parent, LP Preferred Units		Equity					5/24/2024			36,658	36,658	66,034	0.03%
Total											$2,161,601	$2,198,633	1.10%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.27%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$2,852,482	$2,809,466	$2,852,482	1.43%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.27%		8/7/2023	8/7/2028		1,823,718	1,796,216	1,823,718	0.91%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.27%		9/30/2024	8/7/2028		112,119	110,479	112,119	0.06%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.27%		9/30/2024	8/7/2028		249,556	245,906	249,556	0.13%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.27%		3/14/2025	8/7/2028		214,090	210,668	214,090	0.11%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.27%		3/14/2025	8/7/2028		476,522	468,906	476,522	0.24%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.27%		10/1/2025	8/7/2028		1,238,540	1,215,529	1,238,540	0.62%
BV HGI Holdings, L.P. Class A Units		Equity					8/7/2023			413,052	413,052	425,058	0.21%
Total											$7,270,222	$7,392,085	3.71%
The Millennium Alliance LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		7/31/2025	7/31/2031	Services: Business	$3,739,565	$3,686,411	$3,702,169	1.85%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.67%		7/31/2025	7/31/2031		1,527,428	1,505,717	1,512,154	0.76%
BV MA Blocker, Inc. Class A-2 Common Stock		Equity					7/31/2025			29	294,275	374,631	0.19%
Total											$5,486,403	$5,588,954	2.80%
Tiger 21, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+4.50%	1.00%	8.17%		12/30/2024	12/30/2030	Services: Consumer	$2,032,291	$1,996,885	$2,032,291	1.02%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.50%	1.00%	8.17%		12/30/2024	12/30/2030		4,523,486	4,444,678	4,523,486	2.27%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity					12/30/2024			376	376,429	513,679	0.26%
Total											$6,817,992	$7,069,456	3.55%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	9.82%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$3,046,908	$3,035,967	$2,940,266	1.47%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	1.00%	9.82%		4/1/2022	12/31/2026		1,948,023	1,941,028	1,879,842	0.94%
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	9.82%		4/1/2022	12/31/2026		332,521	331,327	320,883	0.16%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	1.00%	9.82%		4/1/2022	12/31/2026		212,595	211,832	205,154	0.10%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	9.82%		4/1/2022	12/31/2026		128,683	$128,683	$124,179	0.06%
Total											$5,648,837	$5,470,324	2.73%
TriplePoint Acquisition Holdings LLC	(4)								Columbus, OH
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		5/31/2024	5/31/2029	Construction & Building	$3,011,287	$2,966,598	$3,011,287	1.51%
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		4/8/2025	5/31/2029		432,616	$425,266	$432,616	0.22%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		5/31/2024	5/31/2029		1,171,056	1,153,677	1,171,056	0.59%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		4/8/2025	5/31/2029		962,919	946,559	962,919	0.48%
TriplePoint Holdco LLC Class A Units	(9)	Equity					5/31/2024			442,295	403,267	1,487,332	0.75%
Total											$5,895,367	$7,065,210	3.55%
USDTL AcquisitionCo, Inc.	(4)								Des Plaines, IL
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$479,923	$471,633	$475,124	0.24%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		12/9/2024	12/9/2030		1,068,217	1,049,766	1,057,535	0.53%
Revolver	(5)	First Lien	3M SOFR+5.00%	1.50%	8.70%		12/9/2024	12/9/2030		269,194	$269,194	$266,502	0.13%
USDTL Holdings, LLC Preferred Units		Equity					12/9/2024			92	92,427	131,489	0.07%
Total											$1,883,020	$1,930,650	0.97%
Valor Buyco LLC	(4)								Leesburg, VA
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.44%		12/23/2025	12/23/2031	Services: Business	$2,918,359	$2,889,175	$2,889,175	1.45%
Valor Holdco LLC Voting Common Units		Equity					12/23/2025			4,904	490,441	490,441	0.25%
Total											$3,379,616	$3,379,616	1.70%
WER Holdings, LLC	(4)								Sugar Hill, GA
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.17%		4/11/2024	4/11/2030	Services: Business	$779,926	$767,785	$776,026	0.39%
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.17%		5/30/2025	4/11/2030		172,737	$170,390	$171,873	0.09%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.17%		4/11/2024	4/11/2030		303,305	298,584	301,788	0.15%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.17%		5/30/2025	4/11/2030		539,394	534,724	536,697	0.27%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.17%		5/30/2025	4/11/2030		359,824	357,243	358,025	0.18%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	9.17%		4/11/2024	4/11/2030		187,676	$187,676	$186,738	0.09%
Blade Landscape Investments, LLC Class A Units		Equity					4/11/2024			733	73,300	99,997	0.05%
Total											$2,389,702	$2,431,144	1.22%
Total Non-controlled, non-affiliated investments											$396,791,982	$400,131,924	200.44%
Total Investments											$396,791,982	$400,131,924	200.44%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(200,505,209)	(100.44)%
NET ASSETS												$199,626,715	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted Euro (“€”).
(4)	At December 31, 2025, the Company had the following outstanding revolver and delayed draw term loan commitments:

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$854,566	0.50%	June 5, 2028
2X LLC	Delayed Draw Term Loan	1,749,048	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	556,928	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	December 31, 2030
Carolinas Buyer, Inc.	Delayed Draw Term Loan	1,439,876	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	1,119,158	0.50%	December 20, 2030
Cerebro Buyer, LLC	Delayed Draw Term Loan	510,498	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Champion Services Acquireco LLC	Revolver	1,368,939	0.50%	September 19, 2030
Channel Partners Intermediateco, LLC	Revolver	133,101	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	1,532,487	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	1,889,539	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	776,440	0.50%	December 31, 2028
DFO Enterprises, LLC	Revolver	1,742,096	0.50%	September 22, 2030
DMD Systems Recovery, LLC	Delayed Draw Term Loan	4,070,703	0.50%	August 22, 2031
DMD Systems Recovery, LLC	Revolver	1,368,939	0.50%	August 22, 2031
Elder Care Opco LLC	Delayed Draw Term Loan	3,697,074	0.75%	July 31, 2030
Elder Care Opco LLC	Revolver	1,259,737	0.50%	July 31, 2030
Environmental Remedies, LLC	Delayed Draw Term Loan	2,330,762	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	1,383,237	0.50%	January 15, 2030
Eskola LLC**	Delayed Draw Term Loan	2,684,592	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	254,459	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	252,134	0.50%	April 1, 2029
Fidus Systems Inc.	Delayed Draw Term Loan	2,015,890	0.50%	October 17, 2031
Fidus Systems Inc.	Revolver	1,446,825	0.50%	October 17, 2031
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
GSF Buyer, LLC	Delayed Draw Term Loan	1,119,854	1.00%	April 30, 2031
GSF Buyer, LLC	Revolver	1,341,001	0.50%	April 30, 2031
Guidant Corp.	Revolver	486,106	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	311	0.50%	December 17, 2026
Identity Theft Guard Solutions, Inc.	Revolver	1,092,978	0.50%	February 28, 2030
Inoapps Bidco, LLC	Revolver	189,753	0.50%	February 15, 2027
iNovex Information Systems Incorporated	Revolver	315,084	0.50%	December 17, 2030
International Cybernetics Acquisition, LLC	Delayed Draw Term Loan	2,324,391	1.00%	June 3, 2030
International Cybernetics Acquisition, LLC	Revolver	1,486,393	0.50%	June 3, 2030
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 5, 2028
MacKenzie-Childs Acquisition, Inc.	Revolver	1,536,470	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	204,593	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	1,337,795	1.00%	November 15, 2029
MBH Management LLC	Revolver	772,104	0.50%	November 15, 2029
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	1,392,247	1.00%	June 7, 2030
Mobotrex Acquisition, LLC	Revolver	942,615	0.50%	June 7, 2030
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	134,907	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	84,317	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

Norplex Micarta Acquisition, Inc.	Revolver	1,640,399	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	2,301,368	0.50%	January 10, 2030
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,279,635	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	2,561,362	0.50%	January 16, 2031
Pure Upper Holdco LLC	Delayed Draw Term Loan	1,647,733	1.00%	December 3, 2031
Pure Upper Holdco LLC	Revolver	1,859,584	0.50%	December 3, 2031
Recharged Opco, LLC	Revolver	64,659	0.50%	February 7, 2028
RIA Advisory Borrower, LLC	Revolver	351,668	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Solid Surface Holdco, LLC	Revolver	1,850,582	0.50%	June 6, 2030
Strategus, LLC	Delayed Draw Term Loan	2,325,095	1.00%	January 27, 2031
Strategus, LLC	Revolver	1,513,228	0.50%	January 27, 2031
Teckrez, LLC	Revolver	167,577	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
The Millennium Alliance LLC	Revolver	1,341,001	0.50%	July 31, 2031
Tiger 21, LLC	Revolver	1,513,228	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	857,888	0.50%	December 31, 2026
TriplePoint Acquisition Holdings LLC	Revolver	589,727	0.50%	May 31, 2029
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	2,635,854	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	1,076,774	0.50%	December 9, 2030
Valor Buyco LLC	Delayed Draw Term Loan	2,646,753	0.50%	December 23, 2031
Valor Buyco LLC	Revolver	1,497,245	0.50%	December 23, 2031
WER Holdings, LLC***	Revolver	147,460	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	572,968	1.00%	April 11, 2030
	Total Unfunded Commitments	$95,537,202

* Included in this investment is Line of Credit in the amount of $71,794, with LOC rate of 5.25% and a maturity of July 1, 2028.

** This investment is a last-out delayed draw term loan with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

*** Included in this investment is Line of Credit in the amount of $33,000, with LOC rate of 5.50% and a maturity of April 11, 2030.

(5)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 93.3% of the Company’s total assets as of December 31, 2025.
(7)	This loan is a unitranche investment.
(8)	This loan is a last-out term loan with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.
(11)	Excluded from this investment is an undrawn revolver commitment in an amount not to exceed $696,773, with an unfunded rate of 0.50% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(12)	Investment has been on non-accrual since August 21, 2024.
(13)	This loan is convertible to common units at maturity at the election of the majority of holders.
(14)	Excluded from this investment is an undrawn revolver commitment in an amount not to exceed $128,780, with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(15)	The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028. As of December 31, 2025, there was no undrawn revolver commitment.
(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,210,120 with an unfunded rate of 0.50% and a maturity of June 22, 2029. The Company has full discretion to fund the revolver commitment.
(17)	Included in this investment is an unfunded equity commitment amount of $74,849.

Abbreviation Legend

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(4)	At December 31, 2024, the Company had the following outstanding revolver and delayed draw term loan commitments of which had no unrealized appreciation or depreciation on the outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$1,993,987	0.50%	June 5, 2028
2X LLC	Delayed Draw Term Loan	2,828,649	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
AGT Robotique Inc.	Revolver	1,210,120	0.50%	June 22, 2029
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	556,928	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	March 22, 2028
Bart & Associates, LLC	Revolver	707,263	0.50%	August 16, 2030
Bart & Associates, LLC	Delayed Draw Term Loan	4,624,972	1.00%	August 16, 2030
Carolinas Buyer, Inc.	Delayed Draw Term Loan	1,439,876	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	1,119,158	0.50%	December 20, 2030
Cerebro Buyer, LLC	Delayed Draw Term Loan	510,498	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Channel Partners Intermediateco, LLC	Revolver	144,416	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	408,663	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	660,469	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	452,923	0.50%	July 29, 2027
Equine Network, LLC	Revolver	70,639	0.50%	May 22, 2028
Eskola LLC**	Delayed Draw Term Loan	2,684,592	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	196,627	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	395,630	0.50%	April 1, 2029
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	254,005	1.00%	March 12, 2029
Florachem Corporation	Revolver	623,985	0.50%	April 29, 2028
Guidant Corp.	Revolver	810,176	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	24,902	0.50%	December 17, 2026
Impact Home Services LLC	Delayed Draw Term Loan	869,871	1.00%	April 28, 2028
Inoapps Bidco, LLC	Revolver	189,753	0.50%	February 15, 2027
iNovex Information Systems Incorporated	Revolver	986,350	0.50%	December 17, 2030
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	1,536,470	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	204,593	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	1,337,795	1.00%	November 15, 2029
MBH Management LLC	Revolver	772,104	0.50%	November 15, 2029
MedLearning Group, LLC	Delayed Draw Term Loan	792,284	1.00%	December 30, 2027
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	545,250	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	534,008	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	521,873	1.00%	August 3, 2029
Norplex Micarta Acquisition, Inc.	Revolver	1,822,665	0.50%	October 31, 2029
RIA Advisory Borrower, LLC	Revolver	504,851	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Teckrez, LLC	Revolver	293,260	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
Tiger 21, LLC	Revolver	1,513,228	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	986,571	0.50%	December 31, 2026
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,061,509	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	589,727	0.50%	May 31, 2029
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	2,635,854	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	1,076,774	0.50%	December 9, 2030
WER Holdings, LLC***	Revolver	108,884	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	209,057	1.00%	April 11, 2030
	Total Unfunded Commitments	$56,936,322

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The Company is externally managed by Stellus Private BDC Advisor, LLC (the “Advisor”), a Delaware limited liability company, which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”). The Advisor is a majority-owned subsidiary of Stellus Capital Management, LLC (“Stellus Capital Management”), which is also an investment adviser registered with the SEC under the Advisers Act. Stellus Capital Management serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

As of December 31, 2025, the Company has issued a total of 13,968,227 common shares of beneficial interest in connection with draw downs of $152,500,000 of outstanding capital commitments, share purchases of $53,898,870 by investors through an immediate share issuance subscription agreement, and $3,679,977 from dividend reinvestments pursuant to our dividend reinvestment plan (“DRIP”) for total contributed capital of $210,078,847.

On August 15, 2024, the Company commenced a quarterly share repurchase program pursuant to which the Company intends to repurchase, in each quarter, up to 5% of the common shares of beneficial interest outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”). The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. As of December 31, 2025, the Company repurchased 846,830 common shares of beneficial interest at a weighted average purchase price of $15.19.

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

December 31, 2025

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies” (as defined in the 1940 Act). Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States., (ii) is not an investment company that are wholly owned subsidiaries of a BDC or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250 million or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

In addition, the Company has elected to be treated, qualifies, and intends to qualify annually, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2025, we have no reason to believe we were not in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States and/or on its trading partners and the prolonged shutdown of the government in October and November 2025. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

Cash and Cash Equivalents

As of December 31, 2025, cash balances totaling $37,657 did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000. In addition, as of December 31, 2025, the Company held cash equivalents of $2,549,238 in money market mutual funds, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

December 31, 2025

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

A presentation of the interest income we have received from portfolio companies for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Loan interest	$33,209,738	$26,012,750	$21,236,226
PIK interest	313,010	1,059,816	129,990
Fee amortization income(1)	1,494,892	1,202,481	805,789
Fee income acceleration(2)	144,666	285,094	588,664
Total Interest Income	$35,162,306	$28,560,141	$22,760,669
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of income. As of December 31, 2025, the Company had one loan on non-accrual status, which represented approximately 1.6% of the Company’s total investments at cost and 1.5% at fair value. As of December 31, 2025, $1,345,521 of income from investments on non-accrual has not been accrued. As of December 31, 2024, $89,992 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

December 31, 2025

Receivables and Payables for Unsettled Securities Transaction

The Company records all investments on a trade date basis.

U.S. Federal Income Taxes

The Company has elected to be treated, qualifies, and intends to qualify annually, as a RIC under subchapter M of the Code. To qualify as a RIC, among other things, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that it timely distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

In addition, we will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (i) 98% of its net ordinary income for such calendar year, (ii) 98.2% of the amount by which our capital gains exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (iii) certain undistributed amounts from previous years on which we paid no federal income tax, or the “Excise Tax Avoidance Requirement.” The Advisor, at its discretion, determine that it is in the interests of us to retain rather than distribute some amount of income and capital gains, and accordingly cause us to bear the excise tax burden associated therewith. If the Advisor chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to shareholders To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2025, the Company estimates that it has $2,732,254 of undistributed taxable income that was carried forward toward distributions to be paid in 2026.

Current income tax expense for the years ended December 31, 2025, 2024 and 2023 of $98,295, $32,183 and $44,925, respectively are related to federal and state income taxes and federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of December 31, 2025, 2024 and 2023, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the years ended December 31, 2025, 2024 and 2023.

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

December 31, 2025

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

For the year ended December 31, 2025, 2024 and 2023, the Company recorded deferred income tax provision of ($79,156), ($91,591) and ($167,865) related to the Taxable Subsidiary, respectively. As of December 31, 2025 and 2024, the Company had a net deferred tax liability of $338,611 and $259,455, respectively.

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

Distributable Earnings

The components that make up total distributable earnings on the Statements of Assets and Liabilities as of December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Accumulated net realized gain from investments, net of cumulative dividends of $527,750 and $254,817, respectively	$1,589,382	$386,329
Net realized gain on foreign currency translations	157,562	113,882
Net unrealized appreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $338,611 and $259,455, respectively	2,974,092	2,674,418
Net unrealized appreciation on foreign currency translations	27,239	6,923
Accumulated undistributed net investment loss	(1,188,644)	(384,258)
Total distributable earnings	$3,559,631	$2,797,294

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances income tax disclosures, including disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company’s adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is still assessing the impact of the new guidance.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes the impact of the recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and an incentive fee. In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until September 30, 2024. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the year ended December 31, 2025, the Company accrued management fees of $4,878,073 of which $1,626,024 have been waived by the Advisor pursuant to the terms of the Advisory Agreement. For the year ended December 31, 2024, the Company accrued management fees of $3,469,835, of which $2,821,686 have been waived by the Advisor pursuant to the terms of the Advisory Agreement and voluntary waiver extension which expired on September 30, 2024. The base management fees that have been waived by the Advisor are not subject to recoupment. The base management fee are payable quarterly in arrears and be appropriately prorated for any partial quarter.

As of December 31, 2025 and December 31, 2024, $908,154 and $648,149 of management fees, respectively, were payable to the Advisor.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

For the years ended December 31, 2025, 2024 and 2023, the Company accrued income-based incentive fees of $2,553,477, $2,602,793 and $2,097,153, respectively. For the years ended December 31, 2025, 2024 and 2023, $851,159, $867,598 and $699,052 of income-based incentive fees accrued were waived pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange. As of December 31, 2025 and 2024, $72,641 and $67,926, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The income-based incentive fees that have been waived prior to any listing of our Common Shares on a national securities exchange by the Advisor are not subject to recoupment.

Capital Gains Incentive Fee. The capital gains component of the Incentive Fee (“Capital Gains Incentive Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), is equal to, prior to any listing of our shares on a national securities exchange, 10.0% and, subsequent to an listing of our shares on a national securities exchange, 15% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Incentive Fees. If such amount is negative, then no Capital Gains Incentive Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Incentive Fee. The Capital Gains Incentive Fees that have been waived prior to any listing of our shares on a national securities exchange by the Advisor are not subject to recoupment.

U.S. GAAP requires that the accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an Incentive Fee

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The following tables summarize the components of the incentive fees discussed above:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment income incentive fees incurred	$2,553,477	$2,602,793	$2,097,153
Capital gains incentive fees incurred	221,374	44,545	261,684
Income incentive fee waiver	(851,159)	(867,598)	(699,052)
Incentive fees expense	$1,923,692	$1,779,740	$1,659,785

	December 31, 2025	December 31, 2024
Investment income incentive fee currently payable	$471,979	$384,260
Investment income incentive fee deferred	72,641	67,926
Capital gains incentive fee deferred	527,603	306,229
Incentive fee payable	$1,072,223	$758,415

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

For the years ended December 31, 2025, 2024 and 2023, the Company recorded expense reimbursements of $132,337, $564,621 and $568,391, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

For the years ended December 31, 2025, 2024 and 2023, expenses reimbursed by the Advisor included in the Consolidated Statement of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
March 31, 2023	219,880	—	219,880	March 31, 2026
June 30, 2023	139,229	—	139,229	June 30, 2026
September 30, 2023	82,743	—	82,743	September 30, 2026
December 31, 2023	126,539	—	126,539	December 31, 2026
March 31, 2024	197,775	—	197,775	March 31, 2027
June 30, 2024	77,042	—	77,042	June 30, 2027
September 30, 2024	128,331	—	128,331	September 30, 2027
December 31, 2024	161,473	—	161,473	December 31, 2027
March 31, 2025	84,378	—	84,378	March 31, 2028
June 30, 2025	43,764	—	43,764	June 30, 2028
September 30, 2025	1,615	—	1,615	September 30, 2028
December 31, 2025	2,580	—	2,580	December 31, 2028
Totals	$1,265,349	$—	$1,265,349

The following tables summarize the components of the expenses reimbursed/fees waived by the Advisor included in the Consolidated Statement of Operations:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Management fee waiver	$1,626,024	$2,821,685	$2,833,601
Income incentive fee waiver	851,159	867,598	699,052
Expense support and conditional reimbursement	132,337	564,621	568,391
Expenses reimbursed/fees waived by Advisor	$2,609,520	$4,253,904	$4,101,044

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

For all the years ended December 31, 2025, 2024 and and 2023, the Company recorded an expense relating to trustees’ fees of $160,000. As of both December 31, 2025 and 2024, no trustees’ fees were payable to the Company’s trustees.

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

December 31, 2025

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

License Agreement

The Company has entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, the Company has a right to use the “Stellus Capital” name for so long as the Advisor, Stellus Capital Management or one of their affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as Stellus Capital Management or one of its affiliates, including the Advisor, remains the Company’s investment advisor.

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

Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and his staff. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, Stellus Capital Management will be paid an additional amount based on the services provided, which shall not exceed the amount that the Company receives from such portfolio companies for providing this assistance. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. The Board approved the annual continuation of the Administration Agreement on January 7, 2026. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions, under the Administration Agreement the Company will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management.

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the years ended December 31, 2025, 2024 and 2023, the Company recorded expenses of $577,709, $398,732 and $322,198, relating to the Administration Agreement,

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

respectivly. As of December 31, 2025 and 2024, $184,056 and $105,086 remained payable to Stellus Capital Management under the Administration Agreement, respectively.

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

For the years ended December 31, 2025 and 2024, the Company has declared aggregate distributions of $1.46 and $1.98, respectively, per share on its common shares of beneficial interest. The distributions per share on a weighted average share basis in the Consolidated Statement of Operations includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The Company has declared aggregate distributions of $6.13 per share on its common shares of beneficial ownership interest since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024			$1.98
Fiscal 2025
January 9, 2025	January 10, 2025	January 31, 2025	$0.1200
January 9, 2025	February 3, 2025	February 28, 2025	$0.1200
January 9, 2025	March 3, 2025	March 31, 2025	$0.1200
April 4, 2025	April 8, 2025	April 30, 2025	$0.1200
April 4, 2025	May 1, 2025	May 30, 2025	$0.1200
April 4, 2025	June 2, 2025	June 30, 2025	$0.1200
July 2, 2025	July 7, 2025	July 31, 2025	$0.1266
July 2, 2025	August 1, 2025	August 29, 2025	$0.1266
July 2, 2025	September 2, 2025	September 30, 2025	$0.1266
October 21, 2025	October 22, 2025	October 31, 2025	$0.1200
October 21, 2025	November 3, 2025	November 28, 2025	$0.1200
October 21, 2025	December 1, 2025	December 31, 2025	$0.1200
Total			$6.13
(1)	Distributions for fiscal years 2022 through 2024 are shown in aggregate amounts.

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

The Company issued 87,286, 110,945 and 42,109 common shares of beneficial interest through the DRIP for the years ended December 31, 2025, 2024 and 2023, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

As of December 31, 2025, the Company has issued a total of 13,968,227 common shares of beneficial interest in connection with draw downs of $152,500,000 of outstanding capital commitments, share purchases of $53,898,870 from investors through an immediate share issuance subscription agreement, and $3,679,977 from dividend reinvestments for total contributed capital of $210,078,847. As of December 31, 2025, the Company had $288,286,370 in capital commitments, of which $68,037,318 remain undrawn.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Capital draw down	January 31, 2022	2,333,334	$35,000,000	$—	$35,000,000	$15.00
Capital draw down	May 11, 2022	1,355,013	20,000,000	—	20,000,000	14.76
Capital draw down	August 30, 2022	1,358,696	20,000,000	—	20,000,000	14.72
Dividend reinvestment	August 31, 2022	294	4,328	—	4,328	14.72
Immediate share issuance	September 27, 2022	91,403	1,345,451	4,549	1,350,000	14.72
Immediate share issuance	November 7, 2022	342,037	4,983,487	16,513	5,000,000	14.57
Dividend reinvestment	November 10, 2022	2,656	39,566	—	39,566	14.90
Dividend reinvestment	January 13, 2023	8,017	119,453	—	119,453	14.90
Capital draw down	March 29, 2023	341,529	5,000,000	—	5,000,000	14.64
Dividend reinvestment	April 5, 2023	10,629	155,616	—	155,616	14.64
Immediate share issuance	May 10, 2023	339,316	4,981,160	18,840	5,000,000	14.68
Dividend reinvestment	July 5, 2023	11,413	167,537	—	167,537	14.68
Immediate share issuance	July 31, 2023	73,161	1,095,959	4,041	1,100,000	14.98
Capital draw down	August 15, 2023	667,556	10,000,000	—	10,000,000	14.98
Dividend reinvestment	October 6, 2023	12,050	180,507	—	180,507	14.98
Immediate share issuance	December 28, 2023	155,032	2,340,989	9,011	2,350,000	15.10
Dividend reinvestment	January 5, 2024	13,315	201,062	—	201,062	15.10
Immediate share issuance	January 30, 2024	117,897	1,793,210	6,790	1,800,000	15.21
Dividend reinvestment	January 31, 2024	4,938	75,104	—	75,104	15.21
Dividend reinvestment	February 29, 2024	5,133	78,073	—	78,073	15.21
Immediate share issuance	March 1, 2024	73,683	1,120,712	4,288	1,125,000	15.21
Immediate share issuance	March 28, 2024	40,936	622,624	2,376	625,000	15.21
Dividend reinvestment	April 1, 2024	5,717	86,960	—	86,960	15.21
Immediate share issuance	April 29, 2024	414,531	6,325,743	24,257	6,350,000	15.26
Dividend reinvestment	April 30, 2024	6,198	94,576	—	94,576	15.26
Capital draw down	May 22, 2024	1,310,616	20,000,000	—	20,000,000	15.26
Immediate share issuance	May 31, 2024	214,138	3,267,729	12,271	3,280,000	15.26
Dividend reinvestment	May 31, 2024	7,930	121,011	—	121,011	15.26
Immediate share issuance	June 26, 2024	65,283	996,220	3,780	1,000,000	15.26
Dividend reinvestment	June 28, 2024	8,086	123,392	—	123,392	15.26
Immediate share issuance	July 30, 2024	104,924	1,593,789	6,211	1,600,000	15.19
Dividend reinvestment	July 31, 2024	8,014	121,739	—	121,739	15.19
Immediate share issuance	August 27, 2024	49,182	747,086	2,914	750,000	15.19
Dividend reinvestment	August 30, 2024	9,424	143,144	—	143,144	15.19
Share repurchase program	September 19, 2024	(373,094)	(5,667,305)	—	(5,667,305)	15.19
Immediate share issuance	September 24, 2024	196,726	2,988,271	11,729	3,000,000	15.19
Dividend reinvestment	September 30, 2024	9,264	140,726	—	140,726	15.19
Immediate share issuance	October 30, 2024	29,603	448,186	1,814	450,000	15.14
Dividend reinvestment	October 31, 2024	10,747	162,714	—	162,714	15.14
Immediate share issuance	November 27, 2024	33,876	512,872	2,128	515,000	15.14
Dividend reinvestment	November 29, 2024	10,956	165,869	—	165,869	15.14
Capital draw down	December 23, 2024	1,328,901	20,000,000	—	20,000,000	15.05
Immediate share issuance	December 27, 2024	27,790	418,238	1,762	420,000	15.05
Share repurchase program	December 31, 2024	(132,978)	(1,999,989)	—	(1,999,989)	15.04
Dividend reinvestment	December 31, 2024	11,223	168,791	—	168,791	15.04
Immediate share issuance	January 30, 2025	23,646	358,474	1,526	360,000	15.16
Dividend reinvestment	January 31, 2025	7,429	112,770	—	112,770	15.18
Immediate share issuance	February 28, 2025	73,889	1,120,144	4,856	1,125,000	15.16
Dividend reinvestment	February 28, 2025	6,833	103,586	—	103,586	15.16
Immediate share issuance	March 27, 2025	39,407	597,405	2,595	600,000	15.16
Dividend reinvestment	March 31, 2025	7,022	106,474	—	106,474	15.16
Share repurchase program	April 2, 2025	(22,609)	(342,751)	—	(342,751)	15.16
Immediate share issuance	April 30, 2025	29,419	448,024	1,976	450,000	15.23
Dividend reinvestment	April 30, 2025	7,045	107,292	—	107,292	15.23
Immediate share issuance	May 29, 2025	153,795	2,340,754	10,246	2,351,000	15.22
Dividend reinvestment	May 30, 2025	7,176	109,215	—	109,215	15.22
Immediate share issuance	June 30, 2025	71,696	1,091,188	4,812	1,096,000	15.22
Dividend reinvestment	June 30, 2025	7,226	109,977	—	109,977	15.22
Share repurchase program	July 24, 2025	(141,270)	(2,160,019)	—	(2,160,019)	15.29
Dividend reinvestment	July 31, 2025	7,188	109,902	—	109,902	15.29
Immediate share issuance	August 1, 2025	33,859	517,695	2,305	520,000	15.29
Dividend reinvestment	August 29, 2025	7,266	111,112	—	111,112	15.29
Immediate share issuance	September 2, 2025	188,769	2,886,277	12,723	2,899,000	15.29
Immediate share issuance	September 30, 2025	160,193	2,449,352	10,648	2,460,000	15.29
Capital draw down	September 30, 2025	981,034	15,000,000	—	15,000,000	15.29
Dividend reinvestment	September 30, 2025	7,320	111,921	—	111,921	15.29
Share repurchase program	October 24, 2025	(176,879)	(2,697,405)	—	(2,697,405)	15.25
Immediate share issuance	October 30, 2025	158,404	2,417,220	10,280	2,427,500	15.26
Dividend reinvestment	October 31, 2025	7,045	107,435	—	107,435	15.25
Dividend reinvestment	November 28, 2025	7,763	118,456	—	118,456	15.26
Immediate share issuance	December 1, 2025	168,676	2,573,998	11,002	2,585,000	15.26
Immediate share issuance	December 30, 2025	85,506	1,304,813	5,557	1,310,370	15.26
Capital draw down	December 30, 2025	491,481	7,500,000	—	7,500,000	15.26
Dividend reinvestment	December 31, 2025	7,973	121,669	—	121,669	15.26
Total		13,121,397	$196,999,579	$211,799	$197,211,378

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2025, 2024 and 2023 in the amount of $1,144,294, $807,288 and $585,938, respectively, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

Share Repurchase Program

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the years ended December 31, 2025 and 2024:

	5% of Shares					Redemption
Type of Common	Offered	Common Shares	Number of	Percentage of	Net Repurchase	Price
Shares Issuance	for Repurchase	Redemption Date	Shares Repurchased	Shares Repurchased	Amount	Per Share
Share repurchase program	469,527	September 19, 2024	373,094	4.0%	5,667,305	15.19
Share repurchase program	469,749	December 31, 2024	132,978	1.4%	1,999,989	15.04
Share repurchase program	535,755	April 2, 2025	22,609	0.2%	342,751	15.16
Share repurchase program	543,666	July 24, 2025	141,270	1.3%	2,160,019	15.29
Share repurchase program	556,353	October 24, 2025	176,879	1.6%	2,697,405	15.25
Total			846,830		$12,867,469

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the years ended December 31, 2025, 2024 and 2023.

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net increase in net assets resulting from operations	$16,939,141	$16,391,747	$15,454,039
Weighted average common shares of beneficial interest	11,316,555	8,643,493	6,273,882
Net increase in net assets from operations per share	$1.50	$1.90	$2.46

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

December 31, 2025

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

At December 31, 2025, the Company had investments in 74 portfolio companies. The total cost and fair value of the investments were $396,791,982, and $400,131,924, respectively. The composition of our investments as of December 31, 2025 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$378,828,458	$376,249,762
Unsecured Debt	27,731	30,447
Equity	17,935,793	23,851,715
Total Investments	$396,791,982	$400,131,924
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 6.4% of our portfolio at fair value.

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

December 31, 2025

subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 3.1% of our portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2025 and 2024, the Company had 59 and 46, respectively, of such investments with aggregate unfunded commitments of $95,612,051 and $56,936,322, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2025 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$376,249,762	$376,249,762
Unsecured Debt	—	—	30,447	30,447
Equity	—	—	23,851,715	23,851,715
Total Investments	$—	$—	$400,131,924	$400,131,924

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The aggregate values of Level 3 portfolio investments change during the year ended December 31, 2025 were as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2024	$283,482,729	$90,413	$17,158,923	$300,732,065
Purchases of investments	130,233,400	27,731	5,395,417	135,656,548
Payment-in-kind interest	304,661	8,349	—	313,010
Sales and Redemptions	(36,799,976)	(104,456)	(2,553,430)	(39,457,862)
Realized gain on investment	—	—	1,467,178	1,467,178
Change in unrealized (depreciation) appreciation on investments included in earnings	(1,992,891)	545	2,371,177	378,831
Change in unrealized appreciation on foreign currency translation included in earnings	—	7,865	12,450	20,315
Amortization of premium and accretion of discount, net	1,021,839	—	—	1,021,839
Fair value at December 31, 2025	$376,249,762	$30,447	$23,851,715	$400,131,924

There were no transfers into or out of Level 3 during the year ended December 31, 2025.

The aggregate values of Level 3 portfolio investments change during the year ended December 31, 2024 were as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2023	$197,292,058	$17,730	$11,264,290	$208,574,078
Purchases of investments	115,327,846	77,120	4,400,217	119,805,183
Payment-in-kind interest	1,058,247	1,569	—	1,059,816
Sales and Redemptions	(30,024,338)	—	(241,720)	(30,266,058)
Realized gain on investment	—	—	—	—
Change in unrealized (depreciation) appreciation on investments included in earnings	(849,653)	(787)	1,756,674	906,234
Change in unrealized depreciation on foreign currency translation included in earnings	—	(5,219)	(20,538)	(25,757)
Amortization of premium and accretion of discount, net	678,569	—	—	678,569
Fair value at December 31, 2024	$283,482,729	$90,413	$17,158,923	$300,732,065

There were no transfers into or out of Level 3 during the year ended December 31, 2024.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$57,346,045	$56,972,075	14.24%
Texas	46,485,820	48,069,165	12.01%
New York	46,235,480	47,639,398	11.91%
California	36,369,556	36,736,941	9.18%
Pennsylvania	20,165,108	21,484,667	5.37%
Colorado	16,762,744	16,813,411	4.20%
Canada	15,116,097	15,040,778	3.76%
Illinois	17,990,126	14,729,856	3.68%
Iowa	12,312,643	12,336,066	3.08%
Virginia	11,786,284	11,958,881	2.99%
United Kingdom	12,111,013	11,899,148	2.97%
Arizona	10,470,434	11,317,450	2.83%
Ohio	9,659,944	10,861,854	2.71%
Maryland	10,030,046	9,851,468	2.46%
North Carolina	9,039,546	9,223,446	2.31%
Tennessee	9,983,962	9,098,223	2.27%
Massachusetts	7,698,233	7,730,587	1.93%
Minnesota	7,537,398	7,648,754	1.91%
Oregon	7,281,723	7,589,802	1.90%
Michigan	7,270,222	7,392,085	1.85%
Missouri	5,046,536	5,139,186	1.28%
Louisiana	4,487,910	4,553,598	1.14%
District of Columbia	4,151,925	4,389,381	1.10%
Idaho	4,218,163	4,235,256	1.06%
Georgia	2,389,702	2,431,144	0.61%
South Carolina	2,223,836	2,282,058	0.57%
New Jersey	2,290,508	2,262,230	0.57%
Wisconsin	330,978	445,016	0.11%
Total Investments	$396,791,982	$400,131,924	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The following is a summary of industry concentration of our investment portfolio as of December 31, 2025:

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$89,567,846	$88,693,867	22.18%
High Tech Industries	49,010,176	50,269,878	12.56%
Healthcare & Pharmaceuticals	48,453,123	49,442,697	12.36%
Capital Equipment	39,615,369	41,025,852	10.25%
Media: Advertising, Printing & Publishing	25,391,544	24,600,455	6.15%
Construction & Building	22,265,430	22,580,411	5.64%
Services: Consumer	20,534,718	20,334,410	5.08%
Consumer Goods: Non-Durable	17,729,105	19,164,105	4.79%
Beverage & Food	16,571,541	16,445,790	4.11%
Chemicals, Plastics, & Rubber	14,236,397	14,131,809	3.53%
Media: Diversified & Production	12,111,013	11,899,148	2.97%
Consumer Goods: Durable	8,379,684	8,649,708	2.16%
Energy: Oil & Gas	8,144,225	8,500,887	2.12%
Environmental Industries	7,603,889	7,162,621	1.79%
Retail	6,547,870	6,545,924	1.64%
Wholesale	5,886,684	5,873,214	1.47%
Hotel, Gaming, & Leisure	4,743,368	4,811,148	1.20%
Total Investments	$396,791,982	$400,131,924	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2025. During the year ended December 31, 2025, investments valued at $38,232,306 changed valuation methods from transaction value to the income and market approaches due to the transaction price no longer being reflective of current market conditions.

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$344,531,359	Income approach(2)	HY credit spreads	-1.89% to 11.20% (-0.22%)
			Risk free rates	-1.00% to 1.71% (-0.31%)
	$12,586,559	Market approach(2)	Market multiples	8.0x to 8.4x (8.2x)(4)
	$19,131,844	Transaction value	Transaction price	N/A

Unsecured debt	$30,447	Income approach	HY credit spreads	-0.59% to -0.59% (-0.59%)
			Risk free rates	-0.31% to -0.31% (-0.31%)

Equity investments	$19,439,073	Market approach(5)	EBITDA multiple	3.2x to 18.2x (10.8x)
			Revenue multiple	7.5x to 7.5x (7.5x)
	$4,412,642	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$400,131,924
(1)	Weighted average based on fair value as of December 31, 2025.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed, and the valuation date ranged from (1.89)% ( (189) basis points) to 11.20% (1120 basis points). The weighted average of all changes was (0.22)% ( (22) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$247,874,246	Income approach(2)	HY credit spreads	-2.58% to 7.72% (-0.66%)
			Risk free rates	-0.41% to 2.38% (0.36%)
		Market approach(2)	Market multiples	4.6x to 23.4x (13.4x)(4)
	$35,608,483	Transaction value	Transaction price	N/A

Unsecured debt	$90,413	Transaction value	Transaction price	N/A

Equity investments	$14,923,447	Market approach(5)	EBITDA multiple	5.2x to 18.3x (11.1x)
	$2,235,476	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$300,732,065
(1)	Weighted average based on fair value as of December 31, 2024.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed, and the valuation date ranged from (2.58)% ( (258) basis points) to 7.72% (772 basis points). The average of all changes was (0.66)% ( (66) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

As of December 31, 2025 and 2024, the Company had $95,612,051 and $56,936,322, respectively, in unfunded commitments to 59 and 46 existing portfolio companies, respectively. As of December 31, 2025, we maintained sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 8 — FINANCIAL HIGHLIGHTS

							For the period from
							Commencement of
	Years Ended						Operations through
	December 31, 2025		December 31, 2024		December 31, 2023		December 31, 2022
Per Share Data:(1)
Net asset value at beginning of period	$15.16		$15.21		$14.64		$14.77	(2)
Net investment income	1.33		1.80		1.96		1.08
Change in unrealized appreciation (depreciation) on investments	0.04		0.11		0.40		(0.14)
Change in unrealized appreciation on foreign currency translations	—		—		—		0.01
Provision for taxes on net unrealized appreciation on investments	(0.01)		(0.01)		(0.02)		—
Net realized gain	0.14		—		0.14		—
Provision for taxes on realized gains	—		—		(0.02)		—
Total from operations	$1.50		$1.90		$2.46		$0.95
Stockholder distributions from:
Net investment income	(1.44)		(1.93)		(1.88)		(1.11)
Net realized capital gains	(0.02)		(0.03)		—		—
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.01		0.01		—		—
Other(3)	—		—		(0.01)		0.03
Net asset value at end of period	$15.21		$15.16		$15.21		$14.64
Total return based on market value(4)	9.99%		12.53%		16.73%		6.60%
Weighted average shares outstanding	11,316,555		8,643,493		6,273,882		3,869,643
Ratio/Supplemental Data:
Net assets at end of period	$199,626,715		$162,387,880		$108,022,022		$80,262,957
Weighted average net assets	$172,421,095		$131,376,255		$93,770,730		$57,527,650
Annualized ratio of net operating expenses to weighted average net assets(5)(6)	12.15%		10.32%		11.95%		6.87	%(7)
Annualized ratio of interest expense and other fees to weighted average net assets	7.80%		7.24%		8.77%		4.39	%(7)
Annualized ratio of net investment income to weighted average net assets(5)(6)	8.76%		11.85%		13.14%		4.50	%(7)
Portfolio turnover(8)	11.24%		12.23%		22.70%		13.88%
Credit Facilities payable	$203,650,000		$140,450,000		$98,000,000		$80,615,000
Short-term loan payable	$—		$—		$—		$11,250,000
Asset coverage ratio(9)	1.98	x	2.16	x	2.10	x	2.00	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	Net asset value at beginning of period for the period from Commencement of Operations through December 31, 2022 represents an initial offering price of $15.00 per share less $0.23 per share of organization costs.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(5)	Net of 1.51%, 3.23%, 4.37% and 3.75% from expenses reimbursed and fees waived by the Advisor for each respective period.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(6)	These ratios include the impact of income tax provision on net unrealized appreciation in the Taxable Subsidiary of ($79,156), ($91,591), ($167,865) for the years ended December 31, 2025, 2024 and 2023, respectively which is not reflected in total operating expenses or net investment income. The impact of the tax provision on net unrealized appreciation to weighted average net assets for the years ended December 31, 2025, 2024 and 2023 are (0.05%), (0.07%) and (0.18%), respectively.
(7)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., organization costs of $3,534 for the period from Commencement of Operations through December 31, 2022).
(8)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(9)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

NOTE 9 — CREDIT FACILITIES

Commitment Facility

On February 1, 2022, the Company entered into a revolving credit and security agreement with Signature Bank as subsequently amended (the “Commitment Facility”). All amounts borrowed under the Commitment Facility matured on December 31, 2024, and all principal, accrued and unpaid interest thereunder was paid on December 22, 2023 and all prepaid loan structure fees were amortized. Interest is paid monthly in arrears. There was no interest or fees related to the Commitment Facility recognized during the years ended December 31, 2025 and 2024.

The following table summarizes the interest expense and amortized financing costs on the Commitment Facility for the year ended December 31, 2023:

Year Ended
December 31, 2023
Interest expense	$3,238,826
Loan structure fees amortization	220,496
Total interest and other fees	$3,459,322
Weighted average interest rate	7.0
Effective interest rate (including fee amortization)	7.5
Average debt outstanding	$46,230,110
Cash paid for interest and unused fees	$3,654,730

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 10, 2030.

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held, outside of the portfolio of securities and cash held by PBDC SPV. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2025 and December 31, 2024, the Company was in compliance with these covenants.

As of December 31, 2025 and December 31, 2024, there was $128,650,000 and $90,450,000, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,858,331 in connection with the current Credit Facility, which are being amortized over the life of the facility. As of December 31, 2025 and December 31, 2024, $2,637,237 and $972,372 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	December 31, 2025	December 31, 2024
Credit Facility payable	$128,650,000	$90,450,000
Prepaid loan structure fees	(2,637,237)	(972,372)
Credit Facility payable, net of prepaid loan structure fees	$126,012,763	$89,477,628

Interest is paid monthly or quarterly in arrears based on the interest rate option selected. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$9,042,749	$7,564,862	$4,398,388
Loan structure fees amortization	536,145	247,472	365,631
Total interest and other fees	$9,578,894	$7,812,334	$4,764,019
Weighted average interest rate	7.2%	8.3%	8.8%
Effective interest rate (including fee amortization)	7.7%	8.6%	9.6%
Average debt outstanding	$125,133,562	$91,040,847	$49,869,315
Cash paid for interest and unused fees	$8,840,187	$7,620,581	$4,174,458

SPV Facility

On August 1, 2024, as amended on October 2, 2025, the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for the SPV Facility by and among PBDC SPV, as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, Citibank, N.A., as collateral agent and collateral custodian, Alter Domus (US) LLC, as collateral administrator, and the lenders that are party thereto from time to time. The SPV Facility provides for $75,000,000 million of commitments with an accordion feature that allows for an additional $25,000,000 million of total commitments from new and existing lenders on the same terms and

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

conditions as the existing commitments. Advances under the SPV Facility bear interest at three-month Term SOFR (as defined in the Loan Agreement) plus an applicable margin of 2.25% during the revolving period ending on August 1, 2027 and three-month Term SOFR plus an applicable margin of 2.60% thereafter. The Loan Agreement provides for an unused commitment fee, from the effective date of the Loan Agreement through October 2, 2028, of 0.25% per annum on the unused commitments if PBDC SPV’s credit facility utilization is greater than or equal to 80%, and otherwise, 0.50% per annum on the unused commitments, and other customary fees. The SPV Facility will mature on October 2, 2031.

As of December 31, 2025, there was $75,000,000 outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $936,711 in connection with the SPV Facility, which are being amortized over the life of the facility. As of December 31, 2025 and 2024, $731,092 and $784,768 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statements of assets and liabilities as a deduction from the Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

	December 31, 2025	December 31, 2024
SPV Facility payable	$75,000,000	$50,000,000
Prepaid loan structure fees	(731,092)	(784,768)
SPV Facility payable, net of prepaid loan structure fees	$74,268,908	$49,215,232

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31, 2025	December 31, 2024
Interest expense	$3,616,904	$1,559,287
Facility agent fee	106,424	75,000
Loan structure fees amortization	146,703	58,915
Total interest and other fees	$3,870,031	$1,693,202
Weighted average interest rate	6.6%	7.5	%(1)
Effective interest rate (including fee amortization)	7.1%	8.1	%(1)
Average debt outstanding	$54,863,014	$50,000,000	(1)
Cash paid for interest and unused fees	$3,674,506	$1,331,839
(1)	Calculated for the period from August 1, 2024, the date of the SPV Facility, through December 31, 2024.

NOTE 10 — INCOME TAXES

As of December 31, 2025 and 2024, the Company had $1,526,402 and $374,319 of undistributed ordinary income.(1) Undistributed capital gains were $1,205,852 and $272,933 for the years ended December 31, 2025 and 2024, respectively. All of the undistributed ordinary income as of December 31, 2025 will have been distributed within the required period of time such that the Company will not be subject to U.S. federal income tax related to 2025 taxable income. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

attributable to the period. The Company has accrued $94,630, $32,183 and $182,489 of U.S. federal excise tax for the tax years ended December 31, 2025, 2024 and 2023, respectively, independent of prior year adjustments. See Note 1 for further discussion of tax expense in each year.

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Ordinary income	$16,233,665	$16,698,542
Qualified dividends	7,212	3,397
Distributions of long-term capital gains(2)	272,933	254,817
Total distributions paid to common shareholders	$16,513,810	$16,956,756
(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $272,933 and $254,817 as of December 31, 2025 and December 31, 2024, respectively, may differ from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain prepayment gains are characterized differently for tax reporting purposes. The qualified dividend amount in 2025 and 2024, respectively, represents the completion of a distribution of qualified dividends derived from qualified dividends received by the Company from a portfolio company in 2024 and 2023, respectively, for tax purposes.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net increase in net assets resulting from operations (includes net investment income, realized gain (loss), unrealized appreciation (depreciation) and taxes)	$16,939,141	$16,391,747	$15,454,039
Net change in unrealized appreciation	(399,146)	(880,477)	(2,578,242)
Income tax provision	177,451	123,774	355,778
Pre-tax expense (income), loss (gain) reported at Taxable Subsidiary, not consolidated for tax purposes	101,688	143,108	(597,456)
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	1,779,677	289,671	392,220
Estimated taxable income	$18,598,811	$16,067,823	$13,026,339
Taxable income earned in prior year and carried forward for distribution in current year	647,253	1,536,186	277,935
Taxable income earned prior to period end and carried forward	(2,732,254)	(647,253)	(1,536,186)
Total distributions accrued or paid to common shareholders	$16,513,810	$16,956,756	$11,768,088

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for U.S. federal income tax purposes as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Aggregate cost of portfolio company securities	$396,791,982	$297,791,269
Gross unrealized appreciation of portfolio company securities	12,170,075	6,531,245
Gross unrealized depreciation of portfolio company securities	(8,857,372)	(3,597,372)
Gross unrealized appreciation on foreign currency translation	27,239	11,656
Gross unrealized depreciation on foreign currency translation	—	(4,733)
Aggregate fair value of portfolio company securities	$400,131,924	$300,732,065

As of December 31, 2025 and 2024, the Taxable Subsidiaries had unrealized gains in investments creating a net deferred tax liability equal to $338,611 and $259,455, respectively, as reflected below.

	December 31, 2025	December 31, 2024
Deferred tax asset	$—	$—
Deferred tax liability	$(338,611)	(259,455)
Total deferred tax asset (liability) before valuation allowance	$(338,611)	$(259,455)
Deferred tax valuation allowance	$—	$—
Net Deferred Tax Asset (Liability)	$(338,611)	$(259,455)

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The Company has recorded a tax reclassification of stockholders’ equity in accordance with U.S. GAAP to reduce paid-in capital and increase distributable earnings (increasing accumulated undistributed investment income) for book to tax differences that it has determined to be permanent. For the years ended December 31, 2025, 2024 and 2023, this reclassification was $337,006, $221,350 and $197,724, respectively. The total adjustment on the Statement of Assets and Liabilities as of December 31, 2025, 2024 and 2023 was $1,144,294, $807,288 and $585,938, respectively.

The Company remains subject to examination by the Internal Revenue Service for tax years 2024, 2023, and 2022.

NOTE 11 — SENIOR SECURITIES

Information about the Company’s senior securities is shown in the following table for the years ended December 31, 2025, 2024, 2023 and 2022.

	Outstanding		Involuntary
	Exclusive of	Asset	Liquidating	Average
	Treasury	Coverage per	Preference	Market Value
Class and Year	Securities(1)	Unit(2)	per Unit(3)	per Unit(4)

	(In thousands, except per unit amounts)
Commitment Facility(5)
Year ended December 31, 2022	$80,615	$2,000	—	N/A
Credit Facility
Year ended December 31, 2022	$—	$2,000	—	N/A
Year ended December 31, 2023	$98,000	$2,100	—	N/A
Year ended December 31, 2024	$90,450	$2,160	—	N/A
Year ended December 31, 2025	$128,650	$1,980	—	N/A
SPV Facility
Year ended December 31, 2024	$50,000	$2,160	—	N/A
Year ended December 31, 2025	$75,000	$1,980	—	N/A
(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Average market value per unit for our Commitment Facility and Credit Facility are not applicable as these are not registered for public trading.
(5)	All amounts borrowed under the Commitment Facility matured on December 31, 2023, and all principal and accrued and unpaid interest thereunder was paid on December 22, 2023.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 12 — REPORTABLE SEGMENTS

An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the Consolidated Statement of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of Investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

NOTE 13 — SUBSEQUENT EVENTS

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	January 2, 2026	Bart & Associates, LLC*	Provider of content, information, tech-enabled services, and hosts competitions for the U.S. equine industry	$1,000,000	Senior Secured – First Lien
				$32,595	Equity
New Investment	January 9, 2026	Silver Parent, LLC	Senior-care focused placement platform	$4,611,400	Senior Secured – First Lien
				$1,006,422	Revolver Commitment
				$387,436	Equity
Add-On Investment	January 15, 2026	GRC Java Holdings, LLC*	Specialty coffee platform	$17,332	Equity
Add-On Investment	January 21, 2026	evolv Holdco, LLC*	Digital transformation consulting firm	$4,530	Equity
Add-On Investment	February 2, 2026	BI Investors, LLC*	Provider of center-based applied behavioral analysis therapy services	$4,467	Equity
Add-On Investment	February 3, 2026	Green Topco Holdings, LLC*	Cyber-security focused value-added reseller and associated service provider	$11,896	Equity
Add-On Investment	February 6, 2026	SP MWM Holdco LLC*	Provider of test and measurement services and equipment	$113,721	Equity
Add-On Investment	February 9, 2026	Michelli, LLC*	Provider of test and measurement services and equipment	$4,000,000	Delayed Draw Term Loan Commitment
New Investment	March 3, 2026	Precision Strategies, LLC	Strategic communications and marketing agency	$4,524,350	Senior Secured – First Lien
				$1,177,716	Revolver Commitment
New Investment	March 6, 2026	Synergy Health Partners	Provider of orthopedic and musculoskeletal care	$7,274,448	Senior Secured – First Lien
				$1,866,885	Delayed Draw Term Loan Commitment
				$962,920	Revolver Commitment
				$300,126	Equity

* Existing portfolio company

The Company realized the following portfolio companies subsequent to December 31, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	January 30, 2026	Luxium Solutions, LLC	Manufacturer and distributor of high-performance advanced materials and assemblies	$3,315,849	Senior Secured – First Lien
				$480,795	Delayed Draw Term Loan
Full Repayment	February 3, 2026	Arctiq, Inc.	Cyber-security focused value-added reseller and associated service provider	$9,780,648	Senior Secured – First Lien
				$1,601,662	Delayed Draw Term Loan

Credit Facility

As of March 13, 2026, the outstanding balance under the Credit Facility and SPV Facility was $137,150,000 and $75,000,000, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Sale of Unregistered Securities

Since December 31, 2025, the Company sold 185,211 Common Shares at a price of $15.21 per share for aggregate proceeds of $2,817,067, which included $11,933 of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Share Repurchases

Since December 31, 2025, 357,092 common shares of beneficial interest were validly tendered and not withdrawn prior to the expiration of the tender offer. The Company purchased all common shares of beneficial interest validly tendered and not withdrawn at a price equal to $15.21 per share for an aggregate purchase price of $5,431,365.

Dividend Declared

On January 16, 2026, our Board declared a regular monthly distribution for each of January, February and March 2026 as follows

	Record	Payment	Amount per
Declared	Date	Date	Share
1/16/2026	1/20/2026	1/30/2026	$0.1167
1/16/2026	2/2/2026	2/27/2026	$0.1167
1/16/2026	3/2/2026	3/31/2026	$0.1167

Acquisition of Stellus Capital Management

On February 5, 2026, the Company announced that Stellus Capital Management entered into a definitive agreement with P10 Intermediate Holdings, LLC, an affiliate of Ridgepost Capital, Inc. (formerly known as P10, Inc.) (“Ridgepost”), pursuant to which Ridgepost will acquire Stellus Capital Management (the “Transaction”).

Pursuant to the terms of the Transaction, Stellus Capital Management and the Advisor will continue to be managed by their current partners, who will retain control of Stellus Capital Management and the Advisor’s day-to-day operations, including investment decisions and investment committee processes. The Advisor will continue to serve as the external investment adviser to the Company. Consummation of the Transaction will result in a change of control of the Advisor, and this will result in an assignment of the current investment advisory agreement between the Company and the Advisor under the 1940 Act. As a result, the current investment advisory agreement will terminate upon consummation of the Transaction. Our Board and shareholders will therefore be asked to approve a new investment advisory agreement with the Advisor (the “New Advisory Agreement”), the terms of which are expected to remain the same as the current investment advisory agreement, other than the initial term of the investment advisory agreement. Closing of the Transaction is expected to occur in the middle of 2026 and is subject to customary conditions for a transaction of this nature. If approved, the New Advisory Agreement will take effect following the closing of the Transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.

Due to our status as an "emerging growth company" under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2025.

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the calendar year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2025, none of the Company’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Trustees

Name, Address and Age(1)	Position(s) held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Trustee	Other Trusteeships or Directorships Held by Trustee
Independent Trustees
J. Tim Arnoult, 76	Trustee	Retired	Trustee since 2021	2	Stellus Capital Investment Corporation(4)
Bruce R. Bilger, 74	Trustee	Retired; Senior Advisor, Lazard Freres & Co. LLC (through 2018)	Trustee since 2021	2	Stellus Capital Investment Corporation(4)
William C. Repko, 76	Trustee	Retired	Trustee since 2021	2	Stellus Capital Investment Corporation(4)
Interested Trustees(5)
Dean D’Angelo, 58	Trustee	Founding partner, SCM; Co-Head of SCM’s Private Credit strategy; Member of SCM investment committee	Trustee since 2021	2	Stellus Capital Investment Corporation(4)
Robert T. Ladd, 69	Chairman, Chief Executive Officer, President and Trustee	Chairman of the Board, Chief Executive Officer and President of the Company; Chairman of the Board, Chief Executive Officer and President of SCIC; Managing Partner and Chief Investment Officer of SCM.	Trustee since 2021	2	Stellus Capital Investment Corporation(4) Rice University Rice Management Company

(1) The address for each of our trustees is c/o Stellus Private Credit BDC, 4400 Post Oak Parkway, Suite 2200, Houston, Texas 77027.

(2) Each trustee will hold office until his or her successor is duly elected and qualified.

(3) The term “Fund Complex” refers to (a) the Company and (b) SCIC, a BDC whose adviser, Stellus Capital Management, LLC (“SCM”), is the majority-owner of our Advisor. trustees and officers who oversee the funds in the Fund Complex are noted.

(4) SCIC shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

(5) “Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. D’Angelo is an “interested person” because of his affiliation with SCM. Mr. Ladd is an “interested person” because of his affiliation with the Company and SCM.

Executive Officers Who Are Not Directors

The following information regarding the executive officers who are not trustees:

Name	Age	Position	Officer Since
W. Todd Huskinson	61	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2021

Trustee Biographies

Independent Trustees

J. Tim Arnoult has served as a member of our Board since 2021. Mr. Arnoult has also served as a member of the Board of SCIC since 2012. Mr. Arnoult has over 37 years of banking and financial services experience. From 1979 to 2006, Mr. Arnoult served in various positions at Bank of America, including its predecessors, including president of Global Treasury Services from 2005 – 2006, president of Global Technology and Operations from 2000 to 2005, president of Central U.S. Consumer and Commercial Banking from 1996 to 2000 and president of Global Private Banking from 1991 to 1996. Mr. Arnoult is also experienced in mergers and acquisitions, having been directly involved in significant transactions such as the mergers of NationsBank and Bank of America in 1998 and Bank of America and FleetBoston in 2004. Mr. Arnoult previously served on the board of directors of Cardtronics Inc. (NasdaqGM: CATM) and AgileCraft, LLC and has served on a variety of boards throughout his career, including the board of Visa USA before it became a public company. Mr. Arnoult holds a B.A. in Psychology and an M.B.A. from the University of Texas at Austin. We believe Mr. Arnoult’s extensive banking and financial services experience bring important and valuable skills to our Board.

Bruce R. Bilger has served as a member of our Board since 2021. Mr. Bilger has also served as a member of the Board of SCIC since 2012. Mr. Bilger has over 45 years of providing advice on mergers and acquisitions, financings, and restructurings, particularly in the energy industry. Mr. Bilger retired in March 2018 from his role as a senior advisor at Lazard Freres & Co. LLC, a leading investment bank, where he began in January 2008 as managing director, chairman and head of Global Energy, and co-head of the Southwest Investment Banking region. Prior to joining Lazard Freres & Co. LLC, Mr. Bilger was a partner at the law firm of Vinson & Elkins LLP, where he was head of its 400-plus-attorney Energy Practice Group and co-head of its 175-plus-attorney corporate and transactional practice. Mr. Bilger is or has been a board or committee member with numerous charitable and civic organizations, including the Greater Houston Partnership, the Greater Houston Community Foundation, Reasoning Mind, Positive Coaching Alliance, Houston Methodist Hospital, Texas Children’s Hospital, Asia Society Texas Center, St. Luke’s United Methodist Church, St. John’s School, Dartmouth College and the University of Virginia. Mr. Bilger graduated Phi Beta Kappa from Dartmouth College and has an M.B.A. and law degree from the University of Virginia. We believe Mr. Bilger’s extensive merger and acquisition, financing, and restructuring experience bring important and valuable skills to our Board.

William C. Repko has served as a member of our Board since 2021. Mr. Repko also served as a member of the Board of Danaos Corporation (NYSE: DAC) from 2014 until December 2025 and SCIC since 2012. Mr. Repko has over 41 years of investing, finance and restructuring experience. Mr. Repko retired from Evercore Partners in February 2014, where he had served as a senior advisor, senior managing director and was a co-founder of the firm’s Restructuring and Debt Capital Markets Group since September 2005. Prior to joining Evercore Partners Inc., Mr. Repko served as chairman and head of the Restructuring Group at J.P. Morgan Chase, a leading investment banking firm, where he focused on providing comprehensive solutions to clients’ liquidity and reorganization challenges. In 1973, Mr. Repko joined Manufacturers Hanover Trust Company, a commercial bank, which after a series of mergers became part of J.P. Morgan Chase. Mr. Repko has been named to the Turnaround Management Association (TMA) –sponsored Turnaround, Restructuring and Distressed Investing industry Hall of Fame. Mr. Repko received his B.S. in Finance from Lehigh University. We believe Mr. Repko’s extensive investing, finance, and restructuring experience bring important and valuable skills to our Board.

Interested Trustees

Dean D’Angelo has served as a member of our Board since 2021. Mr. D’Angelo has also served as a member of the Board of Directors of SCIC since 2012. He is also a founding partner of Stellus Capital Management, and co-head of its Private Credit strategy and serves on its investment committee. He has over 27 years of experience in investment banking and principal investing. From August 2005 to January 2012, Mr. D’Angelo was a director in the Direct Capital Group at the D. E. Shaw group, a global investment and technology development firm. Prior to joining the D. E. Shaw group, Mr. D’Angelo was a principal of Allied Capital Corporation, a publicly-traded BDC, where he focused on making debt and equity investments in lower middle-market companies from May 2003 to August 2005. From September 2000 to April 2003, Mr. D’Angelo served as a principal of Duke Capital Partners, LLC, a merchant banking subsidiary of Duke Energy Corporation, where he focused on providing mezzanine, equity, and senior debt financing to businesses in the energy sector. From January 1998 to September 2000, Mr. D’Angelo was a product specialist for Banc of America Securities, LLC where he provided banking services to clients principally in the energy sector. Mr. D’Angelo began his career in the bankruptcy and consulting practice of Coopers & Lybrand L.L.P. in Washington, D.C. Mr. D’Angelo received his B.B.A. in accounting from The College of William and Mary, his M.A. in international economics and relations from The Paul H. Nitze School of Advanced International Studies at The Johns Hopkins University, and his M.B.A., with a concentration in finance, from the Wharton School of the University of Pennsylvania. We believe Mr. D’Angelo’s extensive investment banking and principal investing experience bring important and valuable skills to our Board.

Robert T. Ladd has served as the Chairman of our Board and Chief Executive Officer and President since 2021. Mr. Ladd has also served as Chairman of the Board, Chief Executive Officer and President of SCIC since 2012. Mr. Ladd is the managing partner and Chief Investment Officer of the Advisor and Stellus Capital Management. Mr. Ladd has more than 42 years of investing, finance, and restructuring experience. Prior to joining Stellus Capital Management, he had been with the D. E. Shaw group, a global investment and technology development firm, where he led the D. E. Shaw group’s Direct Capital Group from February 2004 to January 2012. Prior to joining the D. E. Shaw group, Mr. Ladd served as the president of Duke Energy North America, LLC, a merchant energy subsidiary of Duke Energy Corporation, and president and chief executive officer of Duke Capital Partners, LLC, a merchant banking subsidiary of Duke Energy Corporation, from September 2000 to February 2004. From February 1993 to September 2000, Mr. Ladd was a partner of Arthur Andersen LLP where he last served as worldwide managing partner for Arthur Andersen’s corporate restructuring practice and U.S. managing partner for that firm’s corporate finance practice. Before joining Arthur Andersen, from June 1980 to February 1993, Mr. Ladd served in various capacities for First City Bancorporation of Texas, Inc., a bank holding company, and its subsidiaries, including serving as president of First City Asset Servicing Company, an asset management business and executive vice president for the Texas Banking Division. He serves as Chairman of the Board of Trustees of Rice University and is a board member of Rice Management Company which oversees Rice University’s endowment. He is a member of the Council of Overseers of the Jesse H. Jones Graduate School of Business of Rice University, as well as a member of the University of Texas Health Science Center Development Board and the University of Texas Medical School of Houston Advisory Council. Mr. Ladd received a B.A. in managerial studies and economics from Rice University, and an M.B.A. from The University of Texas at Austin, where he was a Sord Scholar and recipient of the Dean’s Award for Academic Achievement. We believe Mr. Ladd’s extensive investing, finance, and restructuring experience bring important and valuable skills to our Board.

Executive Officers Who Are Not Trustees

W. Todd Huskinson has served as our Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary since 2021. Mr. Huskinson has also served as the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of SCIC since 2012. Mr. Huskinson is the Chief Compliance Officer and Chief Financial Officer of the Advisor and Stellus Capital Management. Additionally, Mr. Huskinson is a founding partner of Stellus Capital Management. He has over 36 years of experience in finance, accounting and operations. From August 2005 to January 2012, Mr. Huskinson was a director in the D. E. Shaw group’s Direct Capital Group, a global investment and technology development firm. Prior to joining the D. E. Shaw group, Mr. Huskinson was a Managing Director at BearingPoint (formerly KPMG Consulting), a management consulting firm, where he led the Houston office’s middle-market management consulting practice from July 2002 to July 2005. Prior to BearingPoint, Mr. Huskinson was a partner of Arthur Andersen, LLP, an accounting firm, where he served clients in the audit, corporate finance and consulting practices from December 1987 to June 2002. Mr. Huskinson received a B.B.A in accounting from Texas A&M University and is a certified public accountant.

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

Board and Committee Meetings

Our Board met six times during 2025. Each trustee attended at least 75% of the total number of meetings of the Board and committee on which the trustee served that were held while the trustee was a member. The Board has established an Audit Committee and may establish additional committees in the future.We require each trustee to make a diligent effort to attend all Board and committee meetings.

Audit Committee

The Audit Committee is currently composed of all of the Independent Trustees. Mr. Arnoult serves as Chairman of the Audit Committee. The Board has determined that Mr. Arnoult is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Messrs. Arnoult, Bilger, and Repko meet the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting our independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual audited financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the our audit reports and financial statements. The Audit Committee met six times during 2025.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K thereunder require that our trustees and executive officers, and any persons holding more than 10% of any class of our equity securities, report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us.

Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, trustees and greater than 10% beneficial owners, we believe that during fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to the executive officers, trustees and stockholders were timely satisfied, except for Form 4s for Legacy Knight Strategic Opportunities Fund – SCM Series and Messrs. D’Angelo, Huskinson and Ladd, which were filed late by the Company on their behalf through an inadvertent delay due to the SEC EDGAR Next transition.

Insider Trading Policy

The Company has adopted an Insider Trading Policy, governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees, that is designed to promote compliance with insider trading laws, rules, and regulations. This insider trading policy can be found as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The table below sets forth the compensation received by each trustee from us and the Fund Complex for service during the fiscal year ended December 31, 2025:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
J. Tim Arnoult	$60,000	$60,000	$203,000
Bruce R. Bilger	50,000	50,000	183,000
William C. Repko	50,000	50,000	183,000

Compensation Committee

The Board has determined that it does not wish to establish a compensation committee at this time because none of our officers receive direct compensation from us and the compensation of the Company’s independent trustees is determined and approved by a full Board.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2025 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 13, 2026, the beneficial ownership of each current trustee, executive officer, each person known to us to beneficially own 5% or more of the outstanding common share of beneficial interest and the executive officers and trustees as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 13, 2026 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Percentage of ownership is based on 13,250,582 Common Shares outstanding as of March 13, 2026.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class
Interested Trustees
Robert T. Ladd	34,828	*
Dean D'Angelo	21,613	*
Independent Trustees
J. Tim Arnoult	—	—
Bruce R. Bilger	—	—
William C. Repko	6,651	*
Executive Officers
W. Todd Huskinson	4,992	*
Executive officers and trustees as a group (6 persons)	68,084	*
5% Holders
Cliffwater Corporate Lending Fund (“CCLF”)(2)	2,162,633	16.32%
Cliffwater Enhanced Lending Fund (“CELF”)(3)	1,081,317	8.16%
New York State Nurses Pension Plan (4)	1,138,448	8.59%
Shotfut Ashrai Lo Sachir – Phoenix Amitim(5)	2,903,044	21.91%
Legacy Knight Strategic Opportunities Fund – SCM Series(6)	988,486	7.46%
Selective Insurance Company of America(7)	683,069	5.16%

* Less than 1%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

(2) The address of CCLF is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, WI 53212.

(3) The address of CELF is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, WI 53212.

(4) The address of the New York State Nurses Pension Plan is 3 Pine West Plaza Washington Ave Ex, Albany, New York 12205.

(5) The address of Shotfut Ashrai Lo Sachir – Phoenix Amitim is 53 Derech Hashalom, Givataym, Israel 53454.

(6) The address of Legacy Knight Strategic Opportunities Fund – SCM Series is 2525 Knight Street, Suite 275, Dallas, TX 75219

(7) The address of Selective Insurance Company of America is 40 Wantage Avenue, Branchville, NJ 07890.

The following table sets forth, as of March 13, 2026, the dollar range of our securities owned by our trustees and executive officers of the Fund Complex. For the purposes of this Proxy Statement, the term “Fund Complex” is defined to include the Company and SCIC.

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
(3)The dollar range of equity securities in the Fund Complex beneficially owned by our trustees and officers, if applicable, is the sum of (a) the total dollar range of our equity securities beneficially owned and (b) as appropriate, the closing price per share of SCIC’s common stock of $8.72 on March 12, 2026 on the New York Stock Exchange (“NYSE”) and/or the net asset value per share of the common stock of $12.82 as of December 31, 2025.
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

Our Advisor, Administrator and its affiliates manage, and in the future may also manage, other funds that have investment mandates that are similar, in whole and in part, to our investment mandates. Messrs. Ladd and Huskinson each serve as officers and Messrs. Ladd and D’Angelo each serve as directors of SCIC, a BDC, which commenced operations in May 2012 and is managed by our Administrator.

Our Advisor and its affiliates may determine that an investment is appropriate for us and for one or more other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures. On May 9, 2022, we received an exemptive order (the “Order”) from the SEC to co-invest with private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein as well as applicable law. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit the Advisor, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. We co-invest, subject to the conditions included in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar to or identical to our investment strategy, and we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. Stellus Capital Management and our Advisor have adopted an allocation policy to ensure the equitable distribution of investment opportunities.

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

We have entered into a royalty-free license agreement with Stellus Capital Management, pursuant to which it has agreed to grant us a non-exclusive license to use the name “Stellus Capital.” Under the license agreement, we have the right to use the “Stellus Capital” name for so long as Stellus Capital Management or one of its affiliates, including the Advisor, remains our investment adviser.

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

Item 14. Principal Accountant’s Fees and Services

On April 3, 2024 the Board of the Company dismissed Grant Thornton LLP as the Company’s independent registered public accounting firm effective immediately. The Board’s decision to dismiss Grant Thornton LLP was recommended by the Audit Committee. On April 3, 2024, upon the recommendation of the Audit Committee, the Board approved the engagement of Deloitte & Touche LLP (“Deloitte”) to serve as the Company’s independent registered accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2024. The following aggregate fees by Deloitte were billed to us for work attributable to audit, tax and other services for the years ended December 31, 2025 and 2024.

	For the year ended
	December 31, 2025	December 31, 2024
Audit Fees	$258,829	$225,000
Audit-Related Fees	—	—
Tax Fees	185,818	178,596
All Other Fees	—	—
Total Fees:	$444,647	$403,596

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

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Deloitte, our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with the pre-approval policy, the Audit Committee includes every year a discussion and pre-approval of such services and the expected costs of such services for the year.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval at the first Audit Committee meeting of the year must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee has delgated its responsibilities to pre-approve services performed by the independent registered public accounting firm to the Chairman of the Audit Committee. During the period February 1, 2022 (commencement of operations) through December 31, 2025, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Houston, Texas, PCAOB ID 34 and Grant Thornton LLP, Dallas, Texas, PCAOB ID Number 248)	89
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	91
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	92
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and 2023	93
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	94
Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024	95
Notes to Consolidated Financial Statements	118

Exhibit Number	Description
3.1	Second Amended and Restated Declaration of Trust, Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 13, 2023
3.2	Form of Bylaws, Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56378), filed on December 22, 2021
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
10.15

Increase Agreement, dated October 3, 2024 between the Company, as a borrower, Zions Bancorporation, N.A. dba Amegy Bank, as the administrative agent, and the lenders that are party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 8, 2024

10.16

Loan Financing and Servicing Agreement, dated as of August 1, 2024, by and among Stellus SPV, as borrower, the Company, as equityholder and servicer, Deutsche Bank, as facility agent, Citynak, N.A., as collateral agent and collateral custodiam, Alter Domus (US) LLC, as collateral administrator, and the lender that are party thereto from time to ti,e, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 6, 2024

10.17

First Amendment to Credit Agreement, dated as of September 10, 2025, between Stellus Private Credit BDC, the lenders party thereto, and Zions Bancorporation, N.A., d/b/a Amegy Bank, as Administrative Agent, Swingline Lender, and the LC Issuer, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 12, 2025

10.18

Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of October 2, 2025, by and among Stellus Private Credit BDC SPV LLC, as borrower, the Company, as servicer, Deutsche Bank AG, New York Branch, as facility agent, agent and a committed lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 8, 2025

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

STELLUS PRIVATE CREDIT BDC

Dated: March 13, 2026	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer, President and Chairman of the Board of Trustees

Dated: March 13, 2026	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2026	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer, President and Chairman of the Board of Trustees

Dated: March 13, 2026	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Dated: March 13, 2026	By:	/s/ Dean D’Angelo
		Name:	Dean D’Angelo
		Title:	Trustee

Dated: March 13, 2026	By:	/s/ J. Tim Arnoult
		Name:	J. Tim Arnoult
		Title:	Trustee

Dated: March 13, 2026	By:	/s/ Bruce R. Bilger
		Name:	Bruce R. Bilger
		Title:	Trustee

Dated: March 13, 2026	By:	/s/ William C. Repko
		Name:	William C. Repko
		Title:	Trustee