Form 10-Q
period 2026-03-31
Stellus Private Credit BDC
filed 2026-05-12
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, par value $0.01 per share, outstanding as of May 12, 2026 was 13,256,119.

STELLUS PRIVATE CREDIT BDC

i

Item 1. Financial Statements

PART I — FINANCIAL INFORMATION

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026
	(unaudited)	December 31, 2025
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $402,245,114 and $396,791,982, respectively)	$405,398,306	$400,131,924
Cash and cash equivalents	2,774,000	2,586,895
Interest receivable	1,913,991	1,765,379
Expense reimbursement receivable from the Advisor (Note 2)	142,175	2,580
Deferred offering costs	46,120	60,993
Related party receivable	4,991	—
Prepaid expenses	89,546	13,632
Receivable for sales and repayments of investments	196,177	165,651
Total Assets	$410,565,306	$404,727,054
LIABILITIES
Credit Facilities payable	$209,380,991	$200,281,671
Unearned revenue	1,172,804	1,207,706
Management fees payable	962,379	908,154
Income incentive fee payable	509,912	544,620
Capital gains incentive fee payable	497,110	527,603
Interest payable	651,782	865,205
Administrative services payable	201,883	189,715
Income tax payable	63,689	126,348
Deferred tax liability	480,980	338,611
Other accrued expenses and liabilities	195,226	110,706
Total Liabilities	$214,116,756	$205,100,339
Commitments and contingencies (Note 7)
Net Assets	$196,448,550	$199,626,715
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 12,973,271 and 13,121,397 issued and outstanding, respectively)	$129,733	$131,214
Paid-in capital	193,696,217	195,935,870
Total distributable earnings	2,622,600	3,559,631
Net Assets	$196,448,550	$199,626,715
Total Liabilities and Net Assets	$410,565,306	$404,727,054
Net Asset Value Per Share	$15.14	$15.21

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
INVESTMENT INCOME
Interest income	$9,229,131	$7,903,158
Other income	262,749	147,701
Total Investment Income	$9,491,880	$8,050,859
OPERATING EXPENSES
Management fees	$1,443,569	$1,035,829
Income incentive fees	655,907	578,315
Capital gains incentive (reversal) fee	(30,493)	163,139
Professional fees	250,053	180,049
Amortization of deferred offering costs	31,740	69,834
Administrative services expenses	236,286	142,999
Trustees' fees	40,000	40,000
Insurance expense	19,891	21,884
Valuation fees	50,877	38,705
Interest expense and other fees	3,550,048	3,016,561
Income tax expense	42,341	2,349
Other general and administrative expenses	77,732	76,870
Total Operating Expenses	$6,367,951	$5,366,534
Expenses reimbursed/fees waived by Advisor (Note 2)	$(842,000)	$(622,426)
Net Operating Expenses	$5,525,951	$4,744,108
Net Investment Income	$3,965,929	$3,306,751
Net realized gain on foreign currency translation	$24,194	$1,621
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	(169,909)	1,180,792
Net change in unrealized (depreciation) appreciation on foreign currency translations	(16,841)	13,034
(Provision) benefit for taxes on net unrealized (gain) loss on investments	(142,371)	61,859
Net Increase in Net Assets Resulting from Operations	$3,661,002	$4,564,057
Net Investment Income Per Share – basic and diluted	$0.30	$0.31
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.28	$0.42
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	13,114,007	10,767,600
Distributions Per Share – basic and diluted	$0.35	$0.36

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	gain	Net Assets
Balances at December 31, 2024	10,715,095	$107,151	$159,483,435	$2,797,294	$162,387,880
Net investment income	—	—	—	3,306,751	3,306,751
Net realized gain on foreign currency translation	—	—	—	1,621	1,621
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,180,792	1,180,792
Net change in unrealized appreciation on foreign currency translations	—	—	—	13,034	13,034
Provision for taxes on net unrealized gain on investments	—	—	—	61,859	61,859
Distributions from net investment income	—	—	—	(3,881,841)	(3,881,841)
Issuance of common shares of beneficial interest	158,226	1,582	2,406,248	—	2,407,830
Balances at March 31, 2025	10,873,321	$108,733	$161,889,683	$3,479,510	$165,477,926

Balances at December 31, 2025	13,121,397	$131,214	$195,935,870	$3,559,631	$199,626,715
Net investment income	—	—	—	3,965,929	3,965,929
Net realized gain on foreign currency translation	—	—	—	24,194	24,194
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(169,909)	(169,909)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(16,841)	(16,841)
Provision for taxes on net unrealized gain on investments	—	—	—	(142,371)	(142,371)
Distributions from net investment income	—	—	—	(4,598,033)	(4,598,033)
Issuance of common shares of beneficial interest	208,966	2,090	3,188,141	—	3,190,231
Redemption of common shares of beneficial interest	(357,092)	(3,571)	(5,427,794)	—	(5,431,365)
Balances at March 31, 2026	12,973,271	$129,733	$193,696,217	$2,622,600	$196,448,550

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$3,661,002	$4,564,057
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(27,344,012)	(36,779,535)
Proceeds from sales and repayments of investments	22,365,811	4,303,492
Net change in unrealized depreciation (appreciation) on investments	169,909	(1,180,792)
Net change in unrealized depreciation (appreciation) foreign currency translations	16,841	(13,034)
Increase in investments due to PIK	(226,994)	(67,674)
Amortization of premium and accretion of discount, net	(278,463)	(230,098)
Deferred tax provision (benefit)	142,369	(61,859)
Amortization of loan structure fees	254,859	128,346
Amortization of deferred offering costs	31,740	69,834
Changes in other assets and liabilities
Increase in interest receivable	(148,612)	(474,942)
Decrease in other receivable	—	4,340
Increase in related party receivable	(4,991)	(55,340)
(Increase) decrease in expense reimbursements receivable from the Advisor	(139,595)	77,096
(Increase) decrease in prepaid expenses	(75,914)	27,703
Increase in administrative services payable	12,168	16,405
(Decrease) increase in interest payable	(213,423)	49,897
Increase in income management fees payable	54,225	42,404
(Decrease) increase in income incentive fees payable	(34,708)	1,284
(Decrease) increase in capital gain incentive fees payable	(30,493)	163,139
(Decrease) increase in unearned revenue	(34,902)	197,845
Decrease in income tax payable	(62,659)	(17,651)
Increase (decrease) in other accrued expenses and liabilities	84,520	(227,938)
Net Cash Used in Operating Activities	$(1,801,322)	$(29,463,021)
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$3,190,231	$2,407,830
Offering costs paid for common shares of beneficial interest issued	(16,867)	(60,952)
Purchase of common shares of beneficial interest in tender offer	(5,431,365)	—
Stockholder distributions paid	(4,598,033)	(3,881,841)
Borrowings under Credit Facilities	37,700,000	36,500,000
Repayments of Credit Facilities	(28,850,000)	(5,150,000)
Financing costs paid on Credit Facilities	(5,539)	(5,979)
Net Cash Provided by Financing Activities	$1,988,427	$29,809,058
Net Increase in Cash and Cash Equivalents	$187,105	$346,037
Cash and Cash Equivalents Balance at Beginning of Period	2,586,895	2,144,116
Cash and Cash Equivalents Balance at End of Period	$2,774,000	$2,490,153
Supplemental and Non-Cash Activities
Cash paid for interest expense	$3,508,612	$2,838,318
Income and excise tax paid	105,000	20,000
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	361,231	1,185,787

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		6/5/2023	6/5/2028	Services: Business	$1,758,833	$1,735,944	$1,758,833	0.90%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		6/5/2023	6/5/2028		683,991	675,090	683,991	0.35%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		10/31/2023	6/5/2028		463,159	456,734	463,159	0.24%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		10/31/2023	6/5/2028		180,118	177,619	180,118	0.09%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		12/2/2024	6/5/2028		1,732,545	1,715,163	1,732,545	0.88%
Revolver	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		6/5/2023	6/5/2028		1,993,987	1,993,987	1,993,987	1.02%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		12/2/2024	6/5/2028		1,885,978	1,873,201	1,885,978	0.96%
2X Investors LP Class A Units		Equity					6/5/2023			37,483	151,137	1,038,497	0.53%
Total											$8,778,875	$9,737,108	4.97%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	9.67%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$3,410,287	$3,368,379	$3,393,236	1.73%
Term A Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.00%	2.00%	9.67%		12/12/2023	12/12/2028		2,180,348	2,153,554	2,169,446	1.10%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	351,126	0.18%
Total											$5,958,939	$5,913,808	3.01%
AGT Robotique Inc.	(6)(15)								Trois Rivieres, Canada
Term Loan	(5)	First Lien	3M SOFR+7.50%	1.00%	11.20%		6/24/2024	6/22/2029	Capital Equipment	$5,096,136	$5,023,500	$4,994,213	2.54%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+7.50%	1.00%	11.20%		6/24/2024	6/22/2029		3,258,185	3,211,746	3,193,021	1.63%
Total											$8,235,246	$8,187,234	4.17%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.70%		3/31/2023	3/31/2028	Capital Equipment	$2,210,797	$2,184,657	$2,210,797	1.13%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.70%		3/31/2023	3/31/2028		1,413,460	1,396,748	1,413,460	0.72%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.70%		3/31/2023	3/31/2028		288,218	286,235	288,218	0.15%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.70%		3/31/2023	3/31/2028		184,271	183,003	184,271	0.09%
AR-USA Holdings, LLC Class A Units	(9)	Equity					3/31/2023			91	81,340	164,391	0.08%
Total											$4,131,983	$4,261,137	2.17%
AMII Acquisition, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+4.50%	1.50%	8.20%		12/4/2024	12/4/2029	Services: Consumer	$1,106,327	$1,093,338	$1,100,795	0.56%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.50%	1.50%	8.20%		12/4/2024	12/4/2029		2,462,469	2,433,558	2,450,157	1.25%
AMII Holdings, LP Class B Units		Equity					12/3/2024			6,376	63,758	90,052	0.05%
Total											$3,590,654	$3,641,004	1.86%
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	9.14%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$4,329,040	$4,280,957	$4,329,040	2.20%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.25%	0.75%	9.14%		7/1/2022	7/1/2029		2,767,747	2,737,005	2,767,747	1.41%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	9.63%		12/5/2023	7/1/2029		687,186	678,032	687,186	0.35%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.75%	0.75%	9.63%		12/5/2023	7/1/2029		439,348	433,495	439,348	0.22%
Ishtar Co-Invest-B LP Partnership Interests		Equity					7/1/2022			298,251	146,234	1,237,029	0.63%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	81,067	353,432	0.18%
Total											$8,356,790	$9,813,782	4.99%
Arctiq, Inc.									Irvine, CA
Green Topco Holdings, LLC Class A Units		Equity					8/8/2023		High Tech Industries	206,408	157,118	538,628	0.27%
Total											$157,118	$538,628	0.27%
Axis Portable Air LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		4/17/2023	12/31/2030	Capital Equipment	$509,778	$504,936	$509,778	0.26%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		4/17/2023	12/31/2030		325,923	322,827	325,923	0.17%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		3/22/2022	12/31/2030		801,699	798,329	801,699	0.41%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		3/22/2022	12/31/2030		512,562	510,408	512,562	0.26%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		11/3/2022	12/31/2030		2,454,181	2,454,181	2,454,181	1.25%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		11/3/2022	12/31/2030		1,569,066	1,569,066	1,569,066	0.80%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		11/30/2023	12/31/2030		1,497,550	1,497,550	1,497,550	0.76%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		11/30/2023	12/31/2030		957,450	957,450	957,450	0.49%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	1,020,905	0.52%
Total											$8,767,408	$9,649,114	4.92%
Baker Manufacturing Company, LLC									Evansville, WI
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022		Capital Equipment	330,978	$330,978	$484,015	0.25%
Total											$330,978	$484,015	0.25%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Bart & Associates, LLC	(4)								McLean, VA
Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.12%		8/16/2024	8/16/2030	High Tech Industries	$2,037,269	$2,008,929	$2,037,269	1.04%
Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.12%		8/16/2024	8/16/2030		1,302,516	1,284,397	1,302,516	0.66%
Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.12%		1/2/2026	8/16/2030		997,500	980,794	997,500	0.51%
Delayed Draw Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.12%		8/16/2024	8/16/2030		4,590,284	4,554,729	4,590,284	2.34%
B&A Partners Holding, LLC Series A Preferred Units		Equity					8/16/2024			542,388	542,388	679,525	0.35%
B&A Partners Holding, LLC Series B Preferred Units		Equity					1/2/2026			26,717	32,595	-	0.00%
Total											$9,403,832	$9,607,094	4.90%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	$442,307	$477,808	0.24%
Total											$442,307	$477,808	0.24%
Carolinas Buyer, Inc.	(4)								Charlotte, NC
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		12/20/2024	12/20/2030	Beverage & Food	$948,883	$934,970	$925,161	0.47%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		12/20/2024	12/20/2030		2,112,031	2,081,064	2,059,230	1.05%
Carolinas Holding, L.P. Class A Units		Equity					12/20/2024			285	285,351	225,251	0.11%
Total											$3,301,385	$3,209,642	1.63%
Cerebro Buyer, LLC	(4)								Columbia, SC
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.67%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$1,246,676	$1,228,286	$1,246,676	0.63%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	8.67%		3/15/2023	3/15/2029		797,055	785,297	797,055	0.41%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.67%		11/12/2024	3/15/2029		102,100	101,348	102,100	0.05%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.67%		11/12/2024	3/15/2029		68,066	67,565	68,066	0.03%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity					3/15/2023			34,135	34,135	36,937	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity					3/15/2023			184,925	178,174	200,105	0.10%
Total											$2,394,805	$2,450,939	1.24%
CF Arch Holdings LLC									Houston, TX
CF Arch Holdings LLC Class A Units	(9)	Equity					8/10/2022		Services: Business	496,967	$385,560	$837,863	0.43%
Total											$385,560	$837,863	0.43%
Champion Services Acquireco LLC	(4)								Round Rock, TX
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		9/19/2025	9/19/2030	Construction & Building	$2,230,979	$2,189,930	$2,175,205	1.11%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		9/19/2025	9/19/2030		4,965,728	4,874,362	4,841,585	2.46%
Champion Services Holdings LLC Class A-1 Units		Equity					9/19/2025			204,254	204,254	167,390	0.09%
Total											$7,268,546	$7,184,180	3.66%
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		2/24/2022	2/7/2027	Retail	$2,760,530	$2,754,592	$2,760,530	1.41%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		2/24/2022	2/7/2027		1,764,929	1,761,133	1,764,929	0.90%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		6/24/2022	2/7/2027		268,928	268,307	268,928	0.14%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		6/24/2022	2/7/2027		171,937	171,540	171,937	0.09%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		6/24/2022	2/7/2027		386,301	385,237	386,301	0.20%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		6/24/2022	2/7/2027		246,979	246,298	246,979	0.13%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.67%		2/24/2022	2/7/2027		425,922	425,922	425,922	0.22%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		2/24/2022	2/7/2027		186,341	186,341	186,341	0.09%
Total											$6,199,370	$6,211,867	3.18%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	8.70%	1.50%	8/2/2023	8/2/2028	Environmental Industries	$3,578,882	$3,529,765	$3,382,043	1.72%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	8.70%	1.50%	8/2/2023	8/2/2028		2,288,137	2,256,735	2,162,289	1.10%
Revolver	(5)	First Lien	3M SOFR+8.50%	2.00%	12.20%		8/2/2023	8/2/2028		1,426,475	1,426,475	1,348,019	0.69%
Revolver	(5)	First Lien	3M SOFR+8.50%	2.00%	12.20%		8/2/2023	8/2/2028		355,031	355,031	335,504	0.17%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	8.70%	1.50%	8/2/2023	8/2/2028		667,405	661,781	630,698	0.32%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,592	248,949	59,673	0.03%
Compost 360 Investments, LLC Preferred Units		Equity					8/29/2025			510	22,950	33,458	0.02%
Total											$8,501,686	$7,951,684	4.05%
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	10.10%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$5,611,975	$5,567,141	$5,611,975	2.86%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	2.00%	10.10%		11/22/2022	11/22/2027		3,587,984	3,559,320	3,587,984	1.83%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	743,222	0.38%
Total											$9,671,240	$9,943,181	5.07%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.50%	9.20%		6/30/2023	6/30/2028	High Tech Industries	$2,823,692	$2,794,000	$2,823,692	1.44%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.50%	9.20%		6/30/2023	6/30/2028		1,805,311	1,786,327	1,805,311	0.92%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.50%	9.20%		6/30/2023	6/30/2028		1,259,692	1,259,692	1,259,692	0.64%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	891,431	0.45%
Total											$6,325,237	$6,780,126	3.45%
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		7/29/2022	12/31/2028	Services: Business	$2,471,826	$2,456,320	$2,447,108	1.25%
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		12/19/2025	12/31/2028		2,048,440	2,019,945	2,027,956	1.03%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		7/29/2022	12/31/2028		961,266	955,236	951,653	0.48%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		7/29/2022	12/31/2028		517,626	517,626	512,450	0.26%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			402,567	402,567	352,222	0.18%
Total											$6,351,694	$6,291,389	3.20%
DFO Enterprises, LLC	(4)								Rochester, MN
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.70%		9/22/2025	9/22/2030	Capital Equipment	$4,952,268	$4,872,511	$4,902,745	2.50%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.70%		9/22/2025	9/22/2030		2,368,942	2,330,790	2,345,253	1.19%
DFO Ultimate Holding, LP Class A Units		Equity					9/22/2025			6,958	321,180	702,509	0.36%
Total											$7,524,481	$7,950,507	4.05%
DMD Systems Recovery, LLC	(4)								Tempe, AZ
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		8/22/2025	8/22/2031	High Tech Industries	$475,505	$467,800	$468,372	0.24%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		8/22/2025	8/22/2031		1,058,383	1,041,233	1,042,507	0.53%
Phoenix Parent LLC Common Units		Equity					8/19/2025			174,338	174,338	213,675	0.11%
Total											$1,683,371	$1,724,554	0.88%
Elder Care Opco LLC	(4)								Scarsdale, NY
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.50%	8.45%		7/31/2025	7/31/2030	Healthcare & Pharmaceuticals	$1,077,939	$1,061,051	$1,061,770	0.54%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.75%	1.50%	8.45%		7/31/2025	7/31/2030		2,399,282	$2,361,693	$2,363,293	1.20%
Rallyday Elder Care Co-Investors LP Partnership Interests		Equity					7/31/2025			740,592	745,269	891,508	0.45%
Total											$4,168,013	$4,316,571	2.19%
Environmental Remedies, LLC	(4)								Hayward, CA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		1/15/2025	1/15/2030	Services: Business	$2,332,192	$2,294,825	$2,285,548	1.16%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		1/15/2025	1/15/2030		952,585	937,323	933,533	0.48%
ERI Parent Holdings, LLC Class A Units	(9)	Equity					1/15/2025			113,419	111,499	85,749	0.04%
Total											$3,343,647	$3,304,830	1.68%
Equine Network, LLC	(4)								Boulder, CO
Term A Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.28%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$3,061,173	$3,015,021	$3,061,173	1.56%
Term A Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.50%	1.00%	10.28%		5/22/2023	5/22/2028		1,021,684	1,006,280	1,021,684	0.52%
Revolver	(5)	First Lien	1M SOFR+6.50%	1.00%	10.28%		5/22/2023	5/22/2028		353,198	353,198	353,198	0.18%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.50%	1.00%	10.28%		5/22/2023	5/22/2028		363,743	363,743	363,743	0.19%
Total											$4,738,242	$4,799,798	2.45%
Eskola LLC									Morristown, TN
Term Loan	(7)(8)	First Lien	3M SOFR+5.50%	1.50%	0.00%	9.71%	12/19/2024	12/19/2029	Construction & Building	$3,482,436	$3,435,241	$3,203,841	1.63%
Delayed Draw Term Loan	(7)(8)	First Lien	3M SOFR+5.50%	1.50%	0.00%	9.71%	12/19/2024	12/19/2029		1,952,651	1,941,330	1,796,439	0.91%
Eskola Holdings, LLC Class A Units		Equity					12/19/2024			176	500,436	6,640	0.00%
Eskola Holdings, LLC Class C Units		Equity					6/4/2025			16	31,584	699	0.00%
Eskola Holdings, LLC Class D Units		Equity					3/24/2026			569	56,852	29,976	0.02%
Total											$5,965,443	$5,037,595	2.56%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.16%		12/7/2023	12/7/2028	Services: Business	$3,465,735	$3,422,819	$3,465,735	1.76%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.16%		12/7/2023	12/7/2028		1,347,786	1,331,096	1,347,786	0.69%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			271,458	271,458	366,887	0.19%
Total											$5,025,373	$5,180,408	2.64%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	10.02%		3/16/2022	3/16/2027	Services: Business	$2,758,237	$2,748,750	$2,703,072	1.38%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.00%	10.02%		3/16/2022	3/16/2027		1,072,648	1,068,959	1,051,195	0.54%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	59,898	0.03%
Total											$3,985,712	$3,814,165	1.95%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
FairWave Holdings, LLC	(4)								Kansas City, MO
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.45%		4/1/2024	4/1/2029	Beverage & Food	$1,843,824	$1,815,648	$1,834,605	0.92%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	1.50%	10.45%		4/1/2024	4/1/2029		1,178,838	1,160,824	1,172,944	0.60%
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.45%		3/31/2025	4/1/2029		171,708	168,974	170,849	0.09%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	1.50%	10.45%		3/31/2025	4/1/2029		382,189	376,103	380,278	0.19%
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.45%		12/31/2025	4/1/2029		49,582	48,769	49,334	0.03%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.50%	10.45%		4/1/2024	4/1/2029		246,748	246,748	245,514	0.12%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.50%	10.45%		4/1/2024	4/1/2029		200,483	200,483	199,481	0.10%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.45%		4/1/2024	4/1/2029		1,067,017	1,057,900	1,061,682	0.54%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.45%		3/31/2025	4/1/2029		79,754	79,003	79,355	0.04%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.45%		12/31/2025	4/1/2029		246,531	244,467	245,298	0.12%
GRC Java Holdings, LLC Class A Units		Equity					4/1/2024			1,308	140,828	206,202	0.10%
Total											$5,539,747	$5,645,542	2.85%
Fidus Systems Inc.	(4)								Ottawa, Canada
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.50%	9.20%		10/17/2025	10/17/2031	High Tech Industries	$1,831,798	$1,801,414	$1,804,321	0.92%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.50%	9.20%		10/17/2025	10/17/2031		1,184,478	1,164,831	1,166,711	0.59%
Fidus Investments Holdings, L.P. Common Units		Equity					10/17/2025			216	216,218	236,196	0.12%
Total											$3,182,463	$3,207,228	1.63%
FiscalNote Boards LLC	(4)(6)								Toronto, Canada
Term Loan	(5)	First Lien	1M SOFR+5.25%	1.00%	8.92%		3/11/2024	3/12/2029	Services: Business	$930,136	$917,843	$916,184	0.46%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.25%	1.00%	8.92%		3/11/2024	3/12/2029		361,719	356,939	356,293	0.18%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity					5/28/2024			115	77,109	60,799	0.03%
FCP-Connect Holdings LLC Class A Common Shares		Equity					5/28/2024			115	-	-	0.00%
Total											$1,351,891	$1,333,276	0.67%
GSF Buyer, LLC	(4)								North Andover, MA
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.42%		4/30/2025	4/30/2031	Beverage & Food	$516,827	$509,991	$511,659	0.26%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.75%	1.00%	8.42%		4/30/2025	4/30/2031		1,150,356	1,135,140	1,138,852	0.58%
GSF Group Holdings, L.P. Class A2 Units		Equity					4/30/2025			138	138,021	120,887	0.06%
Total											$1,783,152	$1,771,398	0.90%
Guidant Corp.	(4)								Erie, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.20%		3/11/2024	3/12/2029	Energy: Oil & Gas	$4,601,070	$4,493,811	$4,601,070	2.33%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.20%		3/11/2024	3/12/2029		2,941,668	2,873,092	2,941,668	1.50%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.20%		3/11/2024	3/12/2029		324,070	324,070	324,070	0.16%
Titan Meter Topco LP Class A Units		Equity					3/11/2024			441,164	446,340	757,182	0.39%
Total											$8,137,313	$8,623,990	4.38%
HV Watterson Holdings, LLC	(17)								Schaumburg, IL
Term Loan		First Lien	Non-accrual	12.00%	0.00%	0.00%	2/1/2022	12/17/2026	Services: Business	$6,007,147	$5,996,975	$3,484,145	1.76%
Term Loan (PBDC SPV)		First Lien	Non-accrual	12.00%	0.00%	0.00%	2/1/2022	12/17/2026		2,316,180	2,312,258	1,343,384	0.68%
Revolver		First Lien	Non-accrual	12.00%	0.00%	0.00%	2/1/2022	12/17/2026		1,241,200	1,241,200	719,896	0.37%
Delayed Draw Term Loan		First Lien	Non-accrual	12.00%	0.00%	0.00%	2/1/2022	12/17/2026		145,935	145,648	84,642	0.04%
Delayed Draw Term Loan (PBDC SPV)		First Lien	Non-accrual	12.00%	0.00%	0.00%	2/1/2022	12/17/2026		56,268	56,157	32,635	0.02%
Total											$9,752,238	$5,664,702	2.87%
Identity Theft Guard Solutions, Inc.	(4)								Portland, OR
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.50%	9.17%		2/28/2025	2/28/2030	Services: Business	$5,004,465	$4,921,922	$4,954,420	2.52%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.50%	9.17%		2/28/2025	2/28/2030		2,051,337	2,017,502	2,030,824	1.03%
IDX Parent, LLC Class A-2 Units		Equity					2/28/2025			330,747	330,747	527,953	0.27%
Total											$7,270,171	$7,513,197	3.82%
Impact Home Services LLC									Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+8.50%	2.00%	12.20%		4/28/2023	4/28/2028	Services: Consumer	$2,614,215	$2,582,204	$2,575,002	1.31%
Term Loan	(5)	First Lien	3M SOFR+8.50%	2.00%	12.20%		6/30/2023	4/28/2028		118,828	117,333	117,046	0.06%
Term Loan	(5)	First Lien	3M SOFR+8.50%	2.00%	12.20%		10/11/2023	4/28/2028		238,267	235,142	234,693	0.12%
Revolver	(5)(13)	First Lien	3M SOFR+8.50%	2.00%	12.20%		4/28/2023	4/28/2028		607,105	607,105	597,998	0.30%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			212	212,303	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity					1/31/2024			21	21,483	29,620	0.02%
Total											$3,775,570	$3,554,359	1.81%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Inoapps Bidco, LLC									Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.68%		2/15/2022	8/15/2028	High Tech Industries	$3,941,051	$3,924,185	$3,941,051	2.00%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.68%		2/15/2022	8/15/2028		1,538,076	1,531,494	1,538,076	0.78%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	9.53%		2/15/2022	8/15/2028		189,753	189,753	189,753	0.10%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.68%		2/15/2022	8/15/2028		1,646,370	1,642,528	1,646,370	0.84%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.68%		2/15/2022	8/15/2028		642,530	641,030	642,530	0.33%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	767,074	0.39%
Total											$8,472,562	$8,724,854	4.44%
iNovex Information Systems Incorporated	(4)								Columbia, MD
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.95%		12/17/2024	12/17/2030	Services: Business	$3,362,038	$3,319,792	$3,311,607	1.69%
Revolver	(5)	First Lien	1M SOFR+5.25%	1.00%	8.95%		12/17/2024	12/17/2030		123,294	123,294	121,445	0.06%
Revolver	(5)	First Lien	1M SOFR+5.25%	1.00%	8.93%		12/17/2024	12/17/2030		68,497	68,497	67,470	0.03%
Total											$3,511,583	$3,500,522	1.78%
International Cybernetics Acquisition, LLC	(4)								Largo, FL
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		6/3/2025	6/3/2030	Services: Business	$2,183,921	$2,150,719	$2,151,162	1.10%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		6/3/2025	6/3/2030		892,024	878,463	878,644	0.45%
International Cybernetics Holdings, LP Class B Units		Equity					6/2/2025			864	86,375	74,692	0.04%
Total											$3,115,557	$3,104,498	1.59%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.25%.	1.00%	9.85%		6/6/2022	6/5/2028	Consumer Goods: Non-Durable	$3,060,098	$3,042,494	$3,044,798	1.55%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+6.25%.	1.00%	9.85%		6/6/2022	6/5/2028		1,956,456	1,945,201	1,946,674	0.99%
Gauge Vimergy Coinvest, LLC Units		Equity					6/6/2022			178	175,035	114,203	0.06%
Total											$5,162,730	$5,105,675	2.60%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.35%		9/2/2022	9/2/2027	Consumer Goods: Durable	$4,951,285	$4,925,548	$4,951,285	2.51%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.35%		9/2/2022	9/2/2027		3,165,576	3,149,121	3,165,576	1.61%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	9.17%		9/2/2022	9/2/2027		256,078	256,078	256,078	0.13%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	627,247	0.32%
Total											$8,642,229	$9,000,186	4.57%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	1M SOFR+7.00%	1.00%	10.67%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$2,331,300	$2,302,812	$2,074,857	1.06%
Term Loan	(5)	First Lien	1M SOFR+7.50%	1.00%	0.00%	11.17%	12/30/2022	12/30/2028		582,825	575,703	518,714	0.26%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.00%	1.00%	0.00%		12/30/2022	12/30/2028		1,490,503	1,472,289	1,326,548	0.68%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.50%	1.00%	0.00%	11.17%	12/30/2022	12/30/2028		372,626	368,073	331,637	0.17%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			473,268	473,268	60,616	0.03%
Total											$5,192,145	$4,312,372	2.20%
MBH Management LLC	(4)								Washington, DC
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.50%	8.67%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$1,188,776	$1,170,426	$1,188,776	0.61%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.50%	8.67%		11/15/2024	11/15/2029		2,645,986	2,605,143	2,645,986	1.35%
MBH Parent, LLC Common Units	(9)	Equity					11/15/2024			370,083	351,530	572,036	0.29%
Total											$4,127,099	$4,406,798	2.25%
MedLearning Group, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.45%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$1,050,621	$1,039,570	$1,045,368	0.53%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.45%		3/26/2024	12/30/2027		671,708	664,643	668,349	0.34%
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.45%		3/26/2024	12/30/2027		615,754	609,277	612,675	0.31%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.45%		3/26/2024	12/30/2027		393,679	389,538	391,711	0.20%
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.45%		3/26/2024	12/30/2027		502,861	497,584	500,347	0.25%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.45%		3/26/2024	12/30/2027		321,501	318,127	319,893	0.16%
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.45%		8/5/2025	12/30/2027		1,050,527	1,038,715	1,045,274	0.53%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.45%		8/5/2025	12/30/2027		2,338,270	2,311,979	2,326,579	1.18%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.45%		3/26/2024	12/30/2027		981,939	974,823	977,029	0.50%
Total											$7,844,256	$7,887,225	4.00%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		12/21/2023	12/21/2028	Capital Equipment	$800,610	$790,648	$800,610	0.41%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		12/21/2023	12/21/2028		511,865	505,496	511,865	0.26%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		12/21/2023	12/21/2028		2,937,622	2,917,665	2,937,622	1.50%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.70%		2/9/2026	12/21/2028		1,866,667	1,852,940	1,866,667	0.95%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.71%		2/9/2026	12/21/2028		66,667	66,177	66,667	0.03%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	421,376	0.21%
Total											$6,398,988	$6,604,807	3.36%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.27%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$1,384,200	$1,378,741	$1,384,200	0.70%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.27%		4/4/2022	4/3/2028		884,980	881,490	884,980	0.45%
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.27%		11/20/2024	4/3/2028		579,543	577,653	579,543	0.30%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.27%		11/20/2024	4/3/2028		1,289,951	1,285,745	1,289,951	0.66%
Total											$4,123,629	$4,138,674	2.11%
Mobotrex Acquisition, LLC	(4)								Davenport, IA
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		2/28/2025	6/7/2031	Wholesale	$2,145,857	$2,129,788	$2,124,398	1.08%
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		2/28/2025	6/7/2031		1,920,181	1,905,802	1,900,979	0.97%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		2/28/2025	6/7/2031		755,288	749,632	747,735	0.38%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		2/28/2025	6/7/2031		675,856	670,795	669,097	0.34%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		11/6/2025	6/7/2031		275,851	274,230	273,092	0.14%
Revolver	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		2/28/2025	6/7/2031		72,509	72,509	71,784	0.04%
Revolver	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		2/28/2025	6/7/2031		36,254	36,254	35,891	0.02%
Total											$5,839,010	$5,822,976	2.97%
Monarch Behavioral Therapy, LLC	(4)								Addison, TX
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.67%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$3,153,278	$3,105,102	$3,137,512	1.60%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	8.67%		6/6/2024	6/6/2030		2,016,030	1,985,229	2,005,950	1.02%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	8.67%		6/6/2024	6/6/2030		477,797	477,797	475,408	0.24%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.67%		6/6/2024	6/6/2030		701,235	695,406	697,729	0.36%
BI Investors, LLC Class A Units		Equity					6/6/2024			3,378	334,819	459,203	0.23%
Total											$6,598,353	$6,775,802	3.45%
Monitorus Holding, LLC	(6)								London, UK
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.21%		5/24/2022	5/24/2027	Media: Diversified & Production	$3,993,402	$3,983,121	$3,913,534	1.98%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.21%		5/24/2022	5/24/2027		2,431,905	2,425,644	2,383,267	1.21%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.21%		5/24/2022	5/24/2027		€1,332,835	1,449,009	1,420,029	0.72%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.21%		5/24/2022	5/24/2027		€2,339,934	2,361,721	2,314,487	1.18%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.21%		5/24/2022	5/24/2027		€1,424,975	1,438,243	1,409,478	0.72%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	9,873	0.01%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	9,873	0.01%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	9,873	0.01%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	9,873	0.01%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	9,873	0.01%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	9,873	0.01%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	9,873	0.01%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	9,873	0.01%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	9,873	0.01%
Sapphire Aggregator S.a r.l. Class 3 Ordinary Shares		Equity					3/31/2025			24,705,419	143,065	129,881	0.07%
Total											$12,095,301	$11,659,533	5.97%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	9.92%		8/3/2023	8/3/2029	Construction & Building	$1,126,592	$1,110,130	$1,115,326	0.57%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.50%	9.92%		8/3/2023	8/3/2029		720,280	709,755	713,077	0.36%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	9.92%		8/3/2023	8/3/2029		730,186	724,596	722,884	0.37%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	129,916	0.07%
Total											$2,752,234	$2,681,203	1.37%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Norplex Micarta Acquisition, Inc.	(4)								Postville, IA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$3,597,440	$3,542,269	$3,561,466	1.80%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		10/31/2024	10/31/2029		2,300,003	2,264,730	2,277,003	1.16%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		10/31/2024	10/31/2029		607,555	607,555	601,479	0.31%
Norplex Micarta Parent, LP Preferred Units		Equity					10/31/2024			427,155	427,155	425,701	0.22%
Total											$6,841,709	$6,865,649	3.49%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.75%	9.45%		11/16/2022	11/16/2027	Services: Business	$4,645,769	$4,608,602	$4,645,769	2.35%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.75%	9.45%		11/16/2022	11/16/2027		1,806,688	1,792,234	1,806,688	0.92%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	713,802	0.36%
Total											$6,736,335	$7,166,259	3.63%
Pacific Shoring Holdings, LLC	(4)								Santa Rosa, CA
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.70%		1/10/2025	1/10/2030	Capital Equipment	$1,635,035	$1,612,180	$1,618,685	0.82%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.70%		1/10/2025	1/10/2030		3,639,271	3,588,400	3,602,878	1.83%
Revolver	(5)	First Lien	3M SOFR+5.00%	1.50%	8.71%		1/10/2025	1/10/2030		460,274	460,274	455,671	0.23%
PSP Ultimate Holding, LP Class A Units		Equity					1/10/2025			9,163	430,662	560,582	0.29%
Total											$6,091,516	$6,237,816	3.17%
Pearl Media Holdings, LLC	(11)								Montclair, NJ
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	10.10%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$1,404,418	$1,395,031	$1,383,352	0.70%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	2.00%	10.10%		8/31/2022	8/31/2027		897,906	891,905	884,437	0.45%
Total											$2,286,936	$2,267,789	1.15%
Pilot Power Group Acquisition, Inc.	(4)								San Diego, CA
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.50%	9.93%		12/18/2025	12/18/2030	Services: Business	$4,928,753	$4,845,835	$4,854,822	2.46%
Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+5.25%	1.50%	9.93%		12/18/2025	12/18/2030		4,071,247	4,002,755	4,010,178	2.04%
BCM Pilot Opportunity Parent, LLC Class A Common Interests	(16)	Equity					12/18/2025			3,317	275,151	371,666	0.19%
Total											$9,123,741	$9,236,666	4.69%
Plus Delta Buyer LLC	(4)								Carlsbad, CA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		1/16/2025	1/16/2031	Services: Business	$2,780,473	$2,733,243	$2,738,766	1.39%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		1/16/2025	1/16/2031		1,135,686	1,116,395	1,118,651	0.57%
Plus Delta Parent LLC Class A Units		Equity					1/16/2025			277,974	277,974	273,241	0.14%
Total											$4,127,612	$4,130,658	2.10%
Precision Strategies, LLC	(4)								Washington, DC
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.67%		3/3/2026	3/3/2031	Services: Business	$4,524,350	$4,457,365	$4,457,344	2.26%
Total											$4,457,365	$4,457,344	2.26%
Pure Upper Holdco LLC	(4)								Newtown Square, PA
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.45%		12/3/2025	12/3/2031	Healthcare & Pharmaceuticals	$4,461,236	$4,418,505	$4,416,624	2.24%
Xanitos Topco, LLC Class A Units		Equity					12/3/2025			178,183	178,183	185,943	0.09%
Total											$4,596,688	$4,602,567	2.33%
Recharged Opco, LLC	(12)								Bradenton, FL
Term Loan		First Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028	Services: Consumer	$2,394,428	$2,377,875	$1,400,740	0.71%
Revolver	(14)	First Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028		537,411	537,411	314,385	0.16%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	9/30/2024	2/7/2028		130,760	130,760	261,520	0.13%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	9/13/2024	2/7/2028		129,317	129,317	258,634	0.13%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	11/12/2024	2/7/2028		290,964	290,964	581,928	0.30%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	2/7/2025	2/7/2028		200,442	200,442	400,884	0.20%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	1/3/2025	2/7/2028		64,659	64,659	129,318	0.07%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	10/22/2025	2/7/2028		775,904	775,904	1,551,808	0.79%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	12/15/2025	2/7/2028		210,141	210,141	420,282	0.21%
Delayed Draw Term Loan	(14)	First Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028		1,632,031	1,625,466	954,738	0.49%
Recharged Holdings, LLC Common Units		Equity					11/13/2025			50,713	-	-	0.00%
Total											$6,342,939	$6,274,237	3.19%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	8.96%		1/31/2023	1/31/2029	Beverage & Food	$2,413,968	$2,386,754	$2,389,828	1.22%
Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	8.96%		1/31/2023	1/31/2029		1,543,357	1,525,958	1,527,923	0.78%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	149,861	0.08%
Total											$4,231,710	$4,067,612	2.08%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+5.50%	2.00%	9.31%		5/1/2023	8/2/2027	High Tech Industries	$2,915,089	$2,892,486	$2,915,089	1.48%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	2.00%	9.31%		5/1/2023	8/2/2027		1,133,646	1,124,856	1,133,646	0.58%
Revolver	(5)	First Lien	3M SOFR+5.50%	2.00%	9.31%		5/1/2023	8/2/2027		445,756	445,756	445,756	0.23%
RIA Advisory Aggregator, LLC Class A Units		Equity					5/1/2023			83,151	131,446	216,341	0.11%
RIA Products Aggregator, LLC Class A Units	(9)	Equity					5/1/2023			64,698	55,215	31,210	0.02%
Total											$4,649,759	$4,742,042	2.42%
Said Intermediate, LLC	(4)								Boston, MA
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.17%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$3,486,982	$3,433,507	$3,469,547	1.77%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.17%		6/13/2024	6/13/2029		2,229,382	2,195,193	2,218,235	1.13%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity					6/13/2024			663	272,727	284,561	0.14%
FCP-Said Holdings, LLC Class A Common Shares		Equity					6/13/2024			625	-	-	0.00%
Total											$5,901,427	$5,972,343	3.04%
Silver Corporate Holdings LLC	(4)								Hendersonville, TN
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.50%	9.20%		1/9/2026	1/9/2031	Services: Business	$4,599,872	$4,522,435	$4,522,456	2.30%
Silver Parent LLC Class A Units		Equity					1/9/2026			23,916	387,436	387,436	0.20%
Total											$4,909,871	$4,909,892	2.50%
Solid Surface Holdco, LLC	(4)								Charlotte, NC
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.70%		6/6/2025	6/6/2030	Services: Business	$1,578,266	$1,550,766	$1,578,266	0.80%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	9.70%		6/6/2025	6/6/2030		644,644	633,412	644,644	0.33%
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.70%		12/22/2025	6/6/2030		997,500	978,434	997,500	0.51%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.70%		6/6/2025	6/6/2030		2,293,314	2,271,653	2,293,314	1.17%
Carolina Topco Holdings, LP Class A-1 Units		Equity					6/6/2025			4,020	401,997	483,784	0.25%
Total											$5,836,262	$5,997,508	3.06%
Spectra Confectionery Limited	(6)								Vaughan, Canada
Term Loan	(5)	First Lien	6M SOFR+5.75%	1.50%	9.51%		11/14/2024	11/15/2029	Beverage & Food	$652,267	$644,708	$642,483	0.33%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.75%	1.50%	9.51%		11/14/2024	11/15/2029		1,451,821	1,434,996	1,430,044	0.73%
SK Spectra Holdings LP Class A Units		Equity					11/15/2024			119	119,320	83,438	0.04%
Total											$2,199,024	$2,155,965	1.10%
Strategus, LLC	(4)								Englewood, CO
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$1,850,254	$1,822,762	$1,822,500	0.93%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		1/27/2025	1/27/2031		4,118,307	4,057,115	4,056,532	2.06%
Revolver	(5)	First Lien	3M SOFR+5.00%	1.00%	8.71%		1/27/2025	1/27/2031		151,323	151,323	149,053	0.08%
CIVC Strategus Blocker, LLC Class A Units		Equity					1/27/2025			160	160,392	175,416	0.09%
Total											$6,191,592	$6,203,501	3.16%
Synergy Health Partners MSO, LLC	(4)								Troy, MI
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		3/6/2026	3/6/2031	Healthcare & Pharmaceuticals	$7,274,448	$7,166,748	$7,166,714	3.65%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		3/6/2026	3/6/2031		140,016	138,980	137,942	0.07%
Synergy Health Partners Holdings, LLC Common Units		Equity					3/6/2026			958,981	300,126	300,126	0.15%
Total											$7,605,854	$7,604,782	3.87%
Teckrez, LLC									Jacksonville, FL
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	10.52%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$1,049,183	$1,038,810	$1,043,937	0.53%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.75%	2.00%	10.52%		5/24/2024	11/30/2028		670,789	664,157	667,435	0.34%
Revolver	(5)	First Lien	1M SOFR+6.75%	2.00%	10.52%		5/24/2024	11/30/2028		192,714	192,714	191,750	0.10%
Revolver	(5)	First Lien	1M SOFR+6.75%	2.00%	10.52%		5/24/2024	11/30/2028		58,652	58,652	58,359	0.03%
HH-Teckrez Parent, LP Preferred Units		Equity					5/24/2024			36,658	36,658	74,069	0.04%
Total											$1,990,991	$2,035,550	1.04%
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.30%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$2,845,186	$2,805,831	$2,845,186	1.45%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.30%		8/7/2023	8/7/2028		1,819,053	1,793,892	1,819,053	0.93%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.30%		9/30/2024	8/7/2028		111,835	110,336	111,835	0.06%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.30%		9/30/2024	8/7/2028		248,924	245,587	248,924	0.13%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.30%		3/14/2025	8/7/2028		213,550	210,422	213,550	0.11%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.30%		3/14/2025	8/7/2028		475,322	468,360	475,322	0.24%
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.30%		10/1/2025	8/7/2028		1,235,436	1,214,404	1,235,436	0.63%
BV HGI Holdings, L.P. Class A Units		Equity					8/7/2023			413,052	413,052	431,317	0.22%
Total											$7,261,884	$7,380,623	3.77%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
The Millennium Alliance LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		7/31/2025	7/31/2031	Services: Business	$3,730,192	$3,678,987	$3,655,588	1.86%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.70%		7/31/2025	7/31/2031		1,523,600	1,502,685	1,493,128	0.76%
BV MA Blocker, Inc. Class A-2 Common Stock		Equity					7/31/2025			29	294,275	330,733	0.17%
Total											$5,475,947	$5,479,449	2.79%
Tiger 21, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+4.50%	1.00%	8.20%		12/30/2024	12/30/2030	Services: Consumer	$2,027,159	$1,993,230	$2,027,159	1.03%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.50%	1.00%	8.20%		12/30/2024	12/30/2030		4,512,063	4,436,543	4,512,063	2.30%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity					12/30/2024			376	376,429	566,238	0.29%
Total											$6,806,202	$7,105,460	3.62%
Tilley Distribution, Inc.	(4)								Baltimore, MD
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.00%	9.85%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$3,108,070	$3,099,648	$2,983,747	1.52%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	1.00%	9.85%		4/1/2022	12/31/2026		1,987,127	1,981,743	1,907,642	0.97%
Revolver	(5)	First Lien	3M SOFR+6.00%	1.00%	9.82%		4/1/2022	12/31/2026		128,683	$128,683	$123,536	0.06%
Total											$5,210,074	$5,014,925	2.55%
TriplePoint Acquisition Holdings LLC	(4)								Columbus, OH
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.95%		5/31/2024	5/31/2029	Construction & Building	$3,003,644	$2,961,672	$3,003,644	1.53%
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.95%		4/8/2025	5/31/2029		431,526	$424,650	$431,526	0.22%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	8.95%		5/31/2024	5/31/2029		1,168,084	1,151,762	1,168,084	0.59%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	8.95%		4/8/2025	5/31/2029		960,493	945,188	960,493	0.49%
TriplePoint Holdco LLC Class A Units		Equity					5/31/2024			442,295	403,267	1,835,652	0.93%
Total											$5,886,539	$7,399,399	3.76%
USDTL AcquisitionCo, Inc.	(4)								Des Plaines, IL
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$478,712	$470,751	$469,138	0.24%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		12/9/2024	12/9/2030		1,065,519	1,047,800	1,044,209	0.53%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		5/30/2025	12/9/2030		269,194	269,194	263,810	0.13%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.50%	8.95%		5/30/2025	12/9/2030		269,194	269,194	263,810	0.13%
USDTL Holdings, LLC Preferred Units		Equity					12/9/2024			92	92,427	74,093	0.04%
Total											$2,149,366	$2,115,060	1.07%
Valor Buyco LLC	(4)								Leesburg, VA
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.45%		12/23/2025	12/23/2031	Services: Business	$2,918,359	$2,890,114	$2,889,175	1.47%
Valor Holdco LLC Voting Common Units		Equity					12/23/2025			4,904	490,441	440,124	0.22%
Total											$3,380,555	$3,329,299	1.69%
WER Holdings, LLC	(4)								Sugar Hill, GA
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		4/11/2024	4/11/2030	Services: Business	$777,947	$766,388	$766,278	0.39%
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		5/30/2025	4/11/2030		172,303	170,071	169,718	0.09%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		4/11/2024	4/11/2030		302,535	298,040	297,997	0.15%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		5/30/2025	4/11/2030		538,033	533,591	529,963	0.27%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		5/30/2025	4/11/2030		359,824	357,364	354,427	0.18%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	9.20%		4/11/2024	4/11/2030		98,306	98,306	96,831	0.05%
Blade Landscape Investments, LLC Class A Units		Equity					4/11/2024			733	73,300	91,849	0.05%
Total											$2,297,060	$2,307,063	1.18%
Total Non-controlled, non-affiliated investments											$402,245,114	$405,398,306	206.36%
Total Investments											$402,245,114	$405,398,306	206.36%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(208,949,756)	(106.36)%
NET ASSETS												$196,448,550	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted in Euros (“€”).

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

(4)	At March 31, 2026, Stellus Private Credit BDC (the "Company") had the following outstanding revolver and delayed draw term loan commitments of which there was no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$284,855	0.50%	June 5, 2028
2X LLC	Delayed Draw Term Loan	941,563	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	556,928	0.50%	December 4, 2029
Amika OpCo LLC*	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	December 31, 2030
Carolinas Buyer, Inc.	Delayed Draw Term Loan	1,439,876	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	1,119,158	0.50%	December 20, 2030
Cerebro Buyer, LLC	Delayed Draw Term Loan	340,332	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Champion Services Acquireco LLC	Revolver	1,368,939	0.50%	September 19, 2030
Channel Partners Intermediateco, LLC	Revolver	452,542	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	705,430	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	1,889,539	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	776,440	0.50%	December 31, 2028
DFO Enterprises, LLC	Revolver	1,742,096	0.50%	September 22, 2030
DMD Systems Recovery, LLC	Delayed Draw Term Loan	4,070,703	0.50%	August 22, 2031
DMD Systems Recovery, LLC	Revolver	1,368,939	0.50%	August 22, 2031
Elder Care Opco LLC	Delayed Draw Term Loan	3,697,074	0.75%	July 31, 2030
Elder Care Opco LLC	Revolver	1,259,737	0.50%	July 31, 2030
Environmental Remedies, LLC	Delayed Draw Term Loan	2,330,762	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	1,383,237	0.50%	January 15, 2030
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	15,422	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	5,603	0.50%	April 1, 2029
Fidus Systems Inc.	Delayed Draw Term Loan	2,015,890	0.50%	October 17, 2031
Fidus Systems Inc.	Revolver	1,446,825	0.50%	October 17, 2031
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
GSF Buyer, LLC	Delayed Draw Term Loan	1,119,854	1.00%	April 30, 2031
GSF Buyer, LLC	Revolver	1,341,001	0.50%	April 30, 2031
Guidant Corp.	Revolver	486,106	0.50%	March 12, 2029
Identity Theft Guard Solutions, Inc.	Revolver	1,092,978	0.50%	February 28, 2030
Inoapps Bidco, LLC	Revolver	759,013	0.50%	August 15, 2028
iNovex Information Systems Incorporated	Revolver	1,178,140	0.50%	December 17, 2030
International Cybernetics Acquisition, LLC	Delayed Draw Term Loan	2,324,391	1.00%	June 3, 2030
International Cybernetics Acquisition, LLC	Revolver	1,486,393	0.50%	June 3, 2030
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 5, 2028
MacKenzie-Childs Acquisition, Inc.	Revolver	1,280,392	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	204,593	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	1,337,795	1.00%	November 15, 2029
MBH Management LLC	Revolver	772,104	0.50%	November 15, 2029
Michelli, LLC	Delayed Draw Term Loan	2,066,667	0.50%	December 21, 2028
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.38%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	1,392,247	1.00%	June 7, 2031
Mobotrex Acquisition, LLC	Revolver	978,870	0.50%	June 7, 2031
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	134,907	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	84,317	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Norplex Micarta Acquisition, Inc.	Revolver	1,215,110	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	1,841,094	0.50%	January 10, 2030
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,279,635	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	2,561,362	0.50%	January 16, 2031
Precision Strategies, LLC	Revolver	1,177,716	0.50%	March 3, 2031
Pure Upper Holdco LLC	Delayed Draw Term Loan	1,647,733	1.00%	December 3, 2031
Pure Upper Holdco LLC	Revolver	1,859,584	0.50%	December 3, 2031
Recharged Opco, LLC	Revolver	64,659	0.50%	February 7, 2028
RIA Advisory Borrower, LLC	Revolver	902,407	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Silver Corporate Holdings LLC	Revolver	1,006,422	0.50%	January 9, 2031
Solid Surface Holdco, LLC	Revolver	1,850,582	0.50%	June 6, 2030
Strategus, LLC	Delayed Draw Term Loan	2,325,095	1.00%	January 27, 2031
Strategus, LLC	Revolver	1,361,905	0.50%	January 27, 2031
Synergy Health Partners MSO, LLC	Delayed Draw Term Loan	1,726,869	1.00%	March 6, 2031
Synergy Health Partners MSO, LLC	Revolver	962,920	0.50%	March 6, 2031
Teckrez, LLC	Revolver	335,155	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
The Millennium Alliance LLC	Revolver	1,341,001	0.50%	July 31, 2031
Tiger 21, LLC	Revolver	1,513,228	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	857,888	0.50%	December 31, 2026
TriplePoint Acquisition Holdings LLC	Revolver	589,727	0.50%	May 31, 2029
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	2,635,854	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	807,581	0.50%	December 9, 2030
Valor Buyco LLC	Delayed Draw Term Loan	2,646,753	0.50%	December 23, 2031
Valor Buyco LLC	Revolver	1,497,245	0.50%	December 23, 2031
WER Holdings, LLC**	Revolver	236,829	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	572,968	1.00%	April 11, 2030
	Total Unfunded Commitments	$97,966,447

* Included in this investment is a Line of Credit (“LOC”) in the amount of $71,794, with LOC rate of 5.25% and a maturity of July 1, 2028.

**Included in this investment is LOC in the amount of $33,000, with LOC rate of 5.50% and a maturity of April 11, 2030.

(5)	These loans include an interest rate floor feature that is lower than the applicable rates; therefore, the floor is not in effect.

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 93.5% of the Company’s total assets as of March 31, 2026.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $696,773, with an unfunded rate of 0.00% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(12)	Investment has been on non-accrual since August 21, 2024.
(13)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $128,780 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.
(14)	The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028.
(15)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,210,120 with an unfunded rate of 0.50% and a maturity of June 22, 2029. The Company has full discretion to fund the revolver commitment.
(16)	Included in this investment is an unfunded equity commitment amount of $74,849.
(17)	Investment has been on non-accrual since January 1, 2026.

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

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Monitorus Holding, LLC	(6)								London, UK
Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.18%		5/24/2022	5/24/2027	Media: Diversified & Production	$4,002,911	$3,990,560	$3,942,867	1.97%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.18%		5/24/2022	5/24/2027		2,437,696	2,430,174	2,401,131	1.20%
Revolver	(5)	First Lien	3M SOFR+6.25%	1.00%	10.18%		5/24/2022	5/24/2027		€1,332,835	1,449,009	1,427,274	0.71%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.25%	1.00%	10.18%		5/24/2022	5/24/2027		€2,345,505	2,367,344	2,331,834	1.17%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	1.00%	10.18%		5/24/2022	5/24/2027		€1,428,368	1,441,667	1,420,042	0.71%
Sapphire Aggregator S.a r.l. Convertible Bonds	(13)	Unsecured	8.0%	0.00%	0.00%	8.00%	1/31/2025	3/31/2026		€26,331	27,731	30,447	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	15,929	0.01%
Sapphire Aggregator S.a r.l. Class 3 Ordinary Shares		Equity					3/31/2025			18,944,296	110,030	202,192	0.10%
Total											$12,111,013	$11,899,148	5.97%
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	9.97%		8/3/2023	8/3/2029	Construction & Building	$1,129,676	$1,112,207	$1,118,379	0.56%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.50%	9.97%		8/3/2023	8/3/2029		722,252	711,083	715,029	0.36%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	9.97%		8/3/2023	8/3/2029		732,143	726,210	724,822	0.36%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	134,796	0.07%
Total											$2,757,253	$2,693,026	1.35%
Norplex Micarta Acquisition, Inc.	(4)								Postville, IA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	9.09%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$3,606,548	$3,548,088	$3,588,515	1.79%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	9.09%		10/31/2024	10/31/2029		2,305,825	2,268,449	2,294,296	1.15%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		10/31/2024	10/31/2029		182,267	182,267	181,356	0.09%
Norplex Micarta Parent, LP Preferred Units		Equity					10/31/2024			427,155	427,155	398,685	0.20%
Total											$6,425,959	$6,462,852	3.23%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.75%	9.42%		11/16/2022	11/16/2027	Services: Business	$4,657,774	$4,615,522	$4,657,774	2.32%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.75%	9.42%		11/16/2022	11/16/2027		1,811,357	1,794,926	1,811,357	0.91%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	596,520	0.30%
Total											$6,745,947	$7,065,651	3.53%
Pacific Shoring Holdings, LLC	(4)								Santa Rosa, CA
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		1/10/2025	1/10/2030	Capital Equipment	$1,639,164	$1,615,039	$1,622,772	0.81%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.67%		1/10/2025	1/10/2030		3,648,461	3,594,762	3,611,976	1.81%
PSP Ultimate Holding, LP Class A Units		Equity					1/10/2025			9,163	430,662	527,580	0.26%
Total											$5,640,463	$5,762,328	2.88%
Pearl Media Holdings, LLC	(11)								Montclair, NJ
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	10.07%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$1,408,122	$1,397,210	$1,379,960	0.69%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	2.00%	10.07%		8/31/2022	8/31/2027		900,275	893,298	882,270	0.44%
Total											$2,290,508	$2,262,230	1.13%
Pilot Power Group Acquisition, Inc.	(4)								San Diego, CA
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.50%	9.95%		12/18/2025	12/18/2030	Services: Business	$9,000,000	$8,842,499	$8,842,499	4.43%
BCM Pilot Opportunity Parent, LLC Class A Common Interests	(17)	Equity					12/18/2025			3,317	275,151	275,151	0.14%
Total											$9,117,650	$9,117,650	4.57%
Plus Delta Buyer LLC	(4)								Carlsbad, CA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		1/16/2025	1/16/2031	Services: Business	$2,787,494	$2,738,261	$2,759,619	1.38%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.92%		1/16/2025	1/16/2031		1,138,554	1,118,445	1,127,168	0.56%
Plus Delta Parent LLC Class A Units		Equity					1/16/2025			277,974	277,974	290,876	0.15%
Total											$4,134,680	$4,177,663	2.09%

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

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(4)	At December 31, 2025, Stellus Private Credit BDC’s (the “Company”) had the following outstanding revolver and delayed draw term loan commitments of which there was no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$854,566	0.50%	June 5, 2028
2X LLC	Delayed Draw Term Loan	1,749,048	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	556,928	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	1,477,049	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	1,344,512	0.50%	December 31, 2030
Carolinas Buyer, Inc.	Delayed Draw Term Loan	1,439,876	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	1,119,158	0.50%	December 20, 2030
Cerebro Buyer, LLC	Delayed Draw Term Loan	510,498	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	478,771	0.50%	March 15, 2029
Champion Services Acquireco LLC	Revolver	1,368,939	0.50%	September 19, 2030
Channel Partners Intermediateco, LLC	Revolver	133,101	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	1,532,487	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	921,585	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	1,889,539	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	776,440	0.50%	December 31, 2028
DFO Enterprises, LLC	Revolver	1,742,096	0.50%	September 22, 2030
DMD Systems Recovery, LLC	Delayed Draw Term Loan	4,070,703	0.50%	August 22, 2031
DMD Systems Recovery, LLC	Revolver	1,368,939	0.50%	August 22, 2031
Elder Care Opco LLC	Delayed Draw Term Loan	3,697,074	0.75%	July 31, 2030
Elder Care Opco LLC	Revolver	1,259,737	0.50%	July 31, 2030
Environmental Remedies, LLC	Delayed Draw Term Loan	2,330,762	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	1,383,237	0.50%	January 15, 2030
Eskola LLC**	Delayed Draw Term Loan	2,684,592	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,250,000	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	254,459	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	252,134	0.50%	April 1, 2029
Fidus Systems Inc.	Delayed Draw Term Loan	2,015,890	0.50%	October 17, 2031
Fidus Systems Inc.	Revolver	1,446,825	0.50%	October 17, 2031
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
GSF Buyer, LLC	Delayed Draw Term Loan	1,119,854	1.00%	April 30, 2031
GSF Buyer, LLC	Revolver	1,341,001	0.50%	April 30, 2031
Guidant Corp.	Revolver	486,106	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	311	0.50%	December 17, 2026
Identity Theft Guard Solutions, Inc.	Revolver	1,092,978	0.50%	February 28, 2030
Inoapps Bidco, LLC	Revolver	189,753	0.50%	February 15, 2027
iNovex Information Systems Incorporated	Revolver	315,084	0.50%	December 17, 2030
International Cybernetics Acquisition, LLC	Delayed Draw Term Loan	2,324,391	1.00%	June 3, 2030
International Cybernetics Acquisition, LLC	Revolver	1,486,393	0.50%	June 3, 2030
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 5, 2028
MacKenzie-Childs Acquisition, Inc.	Revolver	1,536,470	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	204,593	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	1,337,795	1.00%	November 15, 2029
MBH Management LLC	Revolver	772,104	0.50%	November 15, 2029
Michelli, LLC	Revolver	994,641	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.50%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	1,392,247	1.00%	June 7, 2030
Mobotrex Acquisition, LLC	Revolver	942,615	0.50%	June 7, 2030
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	134,907	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	84,317	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
Norplex Micarta Acquisition, Inc.	Revolver	1,640,399	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	2,301,368	0.50%	January 10, 2030
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,279,635	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	2,561,362	0.50%	January 16, 2031
Pure Upper Holdco LLC	Delayed Draw Term Loan	1,647,733	1.00%	December 3, 2031
Pure Upper Holdco LLC	Revolver	1,859,584	0.50%	December 3, 2031
Recharged Opco, LLC	Revolver	64,659	0.50%	February 7, 2028
RIA Advisory Borrower, LLC	Revolver	351,668	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Solid Surface Holdco, LLC	Revolver	1,850,582	0.50%	June 6, 2030
Strategus, LLC	Delayed Draw Term Loan	2,325,095	1.00%	January 27, 2031
Strategus, LLC	Revolver	1,513,228	0.50%	January 27, 2031
Teckrez, LLC	Revolver	167,577	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
The Millennium Alliance LLC	Revolver	1,341,001	0.50%	July 31, 2031
Tiger 21, LLC	Revolver	1,513,228	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	857,888	0.50%	December 31, 2026
TriplePoint Acquisition Holdings LLC	Revolver	589,727	0.50%	May 31, 2029
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	2,635,854	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	1,076,774	0.50%	December 9, 2030
Valor Buyco LLC	Delayed Draw Term Loan	2,646,753	0.50%	December 23, 2031
Valor Buyco LLC	Revolver	1,497,245	0.50%	December 23, 2031
WER Holdings, LLC***	Revolver	147,460	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	572,968	1.00%	April 11, 2030
	Total Unfunded Commitments	$95,537,202

* Included in this investment is LOC in the amount of $71,794, with LOC rate of 5.25% and a maturity of July 1, 2028.

** This investment is a last-out delayed draw term loan with contractual rates higher than the applicable rates; therefore, the floor is not in effect.

*** Included in this investment is LOC in the amount of $33,000, with LOC rate of 5.50% and a maturity of April 11, 2030.

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

SOFR —  Secured Overnight Financing Rat

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

As of March 31, 2026, the Company has issued a total of 14,177,193 common shares of beneficial interest in connection with draw downs of $152,500,000 of outstanding capital commitments, share purchases of $56,727,870 by investors pursuant to immediate share issuance subscription agreements, and $4,041,208 from dividend reinvestments pursuant to our dividend reinvestment plan (“DRIP”) for total contributed capital of $213,269,078. As of March 31, 2026, the Company had $65,537,318 in uncalled capital commitments pursuant to draw down subscription agreements.

On August 15, 2024, the Company commenced a quarterly share repurchase program pursuant to which the Company intends to repurchase, in each quarter, up to 5% of the common shares of beneficial interest outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”). The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. As of March 31, 2026, the Company repurchased 1,203,922 common shares of beneficial interest at a weighted average purchase price of $15.20.

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

March 31, 2026

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Exchange Act. Accordingly, certain disclosures accompanying the consolidated annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the consolidated financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2025.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs on the United States and/or on its trading partners and the global conflict in the Middle East, including Iran a. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Investment Classification

The Company classifies its portfolio investments in accordance with the requirements of the 1940 Act as follows: (a) “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-controlled, non-affiliate investments” are defined as investments that are neither Controlled Investments nor Affiliate Investments.

Cash and Cash Equivalents

As of March 31, 2026, cash balances totaling $33,434 did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000.

In addition, at March 31, 2026, the Company held $2,740,566 in cash equivalents, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

March 31, 2026

(unaudited)

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. However, we consolidated the results of the Taxable Subsidiary and PBDC SPV. All intercompany balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the Consolidated Statements of Assets and Liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering expenses and included on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period beginning with the Commencement of Operations or the date of incurrence, thereafter. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to the Private Offering. As of March 31, 2026 and December 31, 2025, $46,120 and $60,993 of such offering costs had yet to be amortized, respectively.

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

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Section 2(a)(41)of the 1940 Act requires that a BDC value its assets as follows: (i) the

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by a BDC’s board. Under procedures approved by our Board, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost, plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist us in its valuation. Because the Company expects that there will not be a readily available market quotation for most of the investments in its portfolio, the Company expects to value most of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

March 31, 2026

(unaudited)

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

A presentation of the interest income we have received from portfolio companies for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Loan interest	$8,386,101	$7,515,563
PIK interest	226,994	67,674
Fee amortization income(1)	407,160	309,359
Fee income acceleration(2)	208,876	10,562
Total Interest Income	$9,229,131	$7,903,158
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of income. As of March 31, 2026, the Company had loans to two portfolio company on non-accrual status, which represented approximately 4.0% of the Company’s total investments at cost and 2.9% at fair value. As of March 31, 2026 and December 31, 2025, $1,878,647 and $1,345,521 of income from investments on non-accrual has not been accrued, respectively. As of December 31, 2025, the Company had loans to one portfolio company on non-accrual status, which represented approximately 1.7% of the Company’s total investments at cost and 1.6% at fair value. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

March 31, 2026

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

In addition, we will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (i) 98% of its net ordinary income for such calendar year, (ii) 98.2% of the amount by which our capital gains exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (iii) certain undistributed amounts from previous years on which we paid no federal income tax, or the “Excise Tax Avoidance Requirement.” The Advisor, at its discretion, may determine that it is in the interests of us to retain rather than distribute some amount of income and capital gains, and accordingly cause us to bear the excise tax burden associated therewith. If the Advisor chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to shareholders To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2025, the Company estimates that it had $2,732,254 of undistributed taxable income that was carried forward toward distributions to be paid in 2026. The Company intends to distribute any undistributed ordinary income as of December 31, 2025 within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2025.

Current income tax expense estimates for the three months ended March 31, 2026 and 2025 of $42,341 and $2,349 is mostly related to federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of March 31, 2026, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2026 and 2025.

The Taxable Subsidiary is a direct wholly-owned subsidiary of the Company that has elected to be treated as a corporation for U.S. federal income tax purposes and, as a result, the income of the Taxable Subsidiary is subject to U.S. federal income tax imposed at corporate rates. The Taxable Subsidiary permits the Company to hold equity investments

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

in portfolio companies that are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source-of-income” requirements contained in RIC provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s Consolidated Financial Statements.

The Taxable Subsidiary uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

For the three months ended March 31, 2026 and 2025, the Company recorded deferred income tax (provision) benefit of ($142,371) and $61,859 related to the Taxable Subsidiary, respectively. In addition, as of March 31, 2026 and December 31, 2025, the Company had a deferred tax liability of $480,980 and $338,611, respectively.

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

Distributable Earnings

The components that make up total distributable earnings on the Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Accumulated net realized gain from investments, net of cumulative dividends of $527,750 for both periods	$1,668,163	$1,589,382
Net realized gain on foreign currency translations	102,975	157,562
Net unrealized appreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $480,980 and $338,611, respectively	2,661,812	2,974,092
Net unrealized appreciation on foreign currency translations	10,398	27,239
Accumulated undistributed net investment loss	(1,820,748)	(1,188,644)
Total distributable earnings	$2,622,600	$3,559,631

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Advisor pursuant to which the Advisor serves as its investment adviser (the “Advisory Agreement”). Pursuant to this agreement and a related fee waiver letter agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and the Incentive Fee (as defined below) (the “Base Management Fee”). In addition, pursuant to the fee waiver letter agreement, the Advisor has agreed to waive the base management fee in its entirety until September 2024. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the three months ended March 31, 2026, the Company accrued management fees of $1,443,569 of which $481,190 have been waived by the Advisor pursuant to the terms of the Advisory Agreement and voluntary waiver extension which expired on September 30, 2024. For the three months ended March 31, 2025, the Company accrued management fees of $1,035,829 of which $345,276 have been waived by the Advisor pursuant to the terms of the Advisory Agreement. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

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

For the three months ended March 31, 2026 and 2025, the Company accrued Income Incentive Fees of $655,907 and $578,315, respectively. For the three months ended March 31, 2026 and 2025, $218,635 and $192,772, respectively, of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange.

As of March 31, 2026 and December 31, 2025, $509,912 and $544,620, respectively, of such Income Incentive Fees were payable to the Advisor, of which $427,058 and $471,979, respectively, are currently payable (as explained below). As of March 31, 2026 and December 31, 2025, $82,854 and $72,641, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. As of both March 31, 2026 and December 31, 2025, no Income Incentive Fees were deferred pursuant to the Cumulative Pre-Incentive Fee Net Return limitation and are not currently payable. The Income Incentive Fees that have been waived by the Advisor are not subject to recoupment.

Capital Gains Incentive Fee. The capital gains component of the Incentive Fee (the “Capital Gains Incentive Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date) and is equal to, prior to any listing of our shares on a national securities exchange, 10.0% and, subsequent to an listing of our shares on a national securities exchange, 15% of our cumulative aggregate realized capital gains from Inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Incentive Fee. If such amount is negative, then no Capital Gains Incentive Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

purposes of calculating and paying the Capital Gains Incentive Fee. Any Capital Gains Incentive Fee that has been waived prior to any listing of our shares on a national securities exchange by the Advisor are not subject to recoupment.

U.S. GAAP requires that the accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an Incentive Fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of the Incentive Fee in subsequent periods.

The following tables summarize the components of the incentive fee discussed above:

	Three Months Ended
	March 31, 2026	March 31, 2025
Investment income incentive fee incurred	$655,907	$578,315
Capital gain incentive fee (reversed) incurred	(30,493)	163,139
Income incentive fee waiver	(218,635)	(192,772)
Incentive fee expense	$406,779	$548,682

	March 31, 2026	December 31, 2025
Investment income incentive fee currently payable	$427,058	$471,979
Investment income incentive fee deferred	82,854	72,641
Capital gains incentive fee deferred	497,110	527,603
Incentive fee payable	$1,007,022	$1,072,223

Expense Support and Conditional Reimbursement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor under which the Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of the Company’s total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; U.S. federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three months ended March 31, 2026 and 2025, the Company recorded expense reimbursements of $142,175 and $84,378, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

As of March 31, 2026, expenses reimbursed by the Advisor included in the Consolidated Statements of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
June 30, 2023	139,229	—	139,229	June 30, 2026
September 30, 2023	82,743	—	82,743	September 30, 2026
December 31, 2023	126,539	—	126,539	December 31, 2026
March 31, 2024	197,775	—	197,775	March 31, 2027
June 30, 2024	77,042	—	77,042	June 30, 2027
September 30, 2024	128,331	—	128,331	September 30, 2027
December 31, 2024	161,473	—	161,473	December 31, 2027
March 31, 2025	84,378	—	84,378	March 31, 2028
June 30, 2025	43,764	—	43,764	June 30, 2028
September 30, 2025	1,615	—	1,615	September 30, 2028
December 31, 2025	2,580	—	2,580	December 31, 2028
March 31, 2026	142,175	—	142,175	March 31, 2029
Totals	$1,187,644	$—	$1,187,644

The following tables summarize the components of the expenses reimbursed/fees waived by the Advisor included in the Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2026	March 31, 2025
Management fee waiver	$481,190	$345,276
Income incentive fee waiver	218,635	192,772
Expense support and conditional reimbursement	142,175	84,378
Expenses reimbursed/fees waived by Advisor	$842,000	$622,426

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

For the both three months ended March 31, 2026 and 2025, the Company recorded an expense relating to trustees’ fees of $40,000. As of both March 31, 2026 and December 31, 2025, no trustees’ fees were payable to the Company’s trustees.

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

March 31, 2026

(unaudited)

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

License Agreement

The Company has entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, the Company has a right to use the “Stellus Capital” name for so long as the Advisor, Stellus Capital Management or one of their affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as Stellus Capital Management or one of its affiliates, including the Advisor, is in effect.

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three months ended March 31, 2026 and 2025, the Company recorded expenses of $193,093 and $114,423, respectively, relating to the Administration Agreement. As of March 31, 2026 and December 31, 2025, $193,093 and $184,056, respectively, remained payable to Stellus Capital Management under the Administration Agreement.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Board and recognized as distribution liabilities record date. The Company has historically made monthly or quarterly distributions to shareholders and expects to make monthly distributions to shareholders in the future. Distributions will be made to shareholders at such times and in such amounts as determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

For the three months ended March 31, 2026 and 2025, the Company declared aggregate distributions of $0.35 and $0.36 per share on its common shares of beneficial interest, respectively. The distributions per share on a weighted average share basis in the Consolidated Statements of Operations includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.The Company has declared aggregate distributions of $6.48 per share on its common shares of beneficial interest since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024			$1.98
Fiscal 2025			$1.46
Fiscal 2026
January 16, 2026	January 20, 2026	January 30, 2026	$0.1167
January 16, 2026	February 2, 2026	February 27, 2026	$0.1167
January 16, 2026	March 2, 2026	March 31, 2026	$0.1167
Total			$6.48
(1)	Distributions for the year ended 2025, 2024, 2023, and 2022 are shown in aggregate amounts.

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

The Company issued 23,755 and 21,284 shares through the DRIP for the three months ended March 31, 2026 and 2025, respectively.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

As of March 31, 2026, the Company has issued a total of 14,177,193 common shares of beneficial interest in connection with draw downs of $152,500,000 from outstanding capital commitments and share purchases of $56,727,870 by investors pursuant to immediate share issuance subscription agreements and $4,041,208 from dividend reinvestments for total contributed capital of $213,269,078. As of March 31, 2026, the Company had $65,537,318 in uncalled capital commitments pursuant to draw down subscription agreements.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The changes in contributed capital during the three months ended March 31, 2026 are as follows:

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Dividend reinvestment	January 30, 2026	8,262	$125,577	$-	$125,577	$15.20
Immediate share issuance	February 2, 2026	183,902	2,797,151	11,849	2,809,000	15.21
Share repurchase program	February 26, 2026	(357,092)	(5,431,365)	-	(5,431,365)	15.21
Immediate share issuance	February 27, 2026	1,309	19,916	84	20,000	15.21
Dividend reinvestment	February 27, 2026	7,720	117,425	-	117,425	15.21
Dividend reinvestment	March 31, 2026	7,773	118,229	-	118,229	15.21
Total net (decrease) increase for the three months ended March 31, 2026		(148,126)	$(2,253,067)	$11,933	$(2,241,134)
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of March 31, 2026, in the amount of $1,144,294, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

Share Repurchase Program

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn prior to the expiration of the applicable tender offer as of March 31, 2026:

	5% of Shares					Redemption
Type of Common	Offered	Common Shares	Number of	Percentage of	Net Repurchase	Price
Shares Issuance	for Repurchase	Redemption Date	Shares Repurchased	Shares Repurchased	Amount	Per Share
Share repurchase program	469,527	September 19, 2024	373,094	4.0%	5,667,305	15.19
Share repurchase program	469,749	December 31, 2024	132,978	1.4%	1,999,989	15.04
Share repurchase program	535,755	April 2, 2025	22,609	0.2%	342,751	15.16
Share repurchase program	543,666	July 24, 2025	141,270	1.3%	2,160,019	15.29
Share repurchase program	556,353	October 24, 2025	176,879	1.6%	2,697,405	15.25
Share repurchase program	618,571	February 26, 2026	357,092	2.9%	5,431,365	15.21
Total			1,203,922		$18,298,834

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net increase in net assets resulting from operations	$3,661,002	$4,564,057
Weighted average common shares of beneficial interest	13,114,007	10,767,600
Net increase in net assets from operations per share	$0.28	$0.42

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

March 31, 2026

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

At March 31, 2026, the Company had investments in 76 portfolio companies. The composition of our investments as of March 31, 2026 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$383,431,331	$379,186,682
Equity	18,813,783	26,211,624
Total Investments	$402,245,114	$405,398,306
(1)	Includes unitranche investments, which accounted for 6.6% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

At December 31, 2025, the Company had investments in 74 portfolio companies. The composition of our investments as of December 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$378,828,458	$376,249,762
Unsecured Debt	27,731	30,447
Equity	17,935,793	23,851,715
Total Investments	$396,791,982	$400,131,924
(1)	Includes unitranche investments, which accounted for 6.4% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had 60 and 59 of such investments with aggregate unfunded commitments of $98,041,296 and $95,612,051, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

The aggregate gross unrealized appreciation (depreciation) and the aggregate cost and fair value of the Company’s portfolio company securities as March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Aggregate cost of portfolio company securities	$402,245,114	$396,791,982
Gross unrealized appreciation of portfolio company securities	13,587,444	12,170,075
Gross unrealized depreciation of portfolio company securities	(10,444,650)	(8,857,372)
Gross unrealized appreciation on foreign currency translation	11,062	27,239
Gross unrealized depreciation on foreign currency translation	(664)	—
Aggregate fair value of portfolio company securities	$405,398,306	$400,131,924

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2026 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$379,186,682	$379,186,682
Equity	—	—	26,211,624	26,211,624
Total Investments	$—	$—	$405,398,306	$405,398,306

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2025 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$376,249,762	$376,249,762
Unsecured Debt	—	—	30,447	30,447
Equity	—	—	23,851,715	23,851,715
Total Investments	$—	$—	$400,131,924	$400,131,924

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The changes in aggregate values of Level 3 portfolio investments during the three months ended March 31, 2026 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2025	$376,249,762	$30,447	$23,851,715	$400,131,924
Purchases of investments	26,382,023	—	961,989	27,344,012
Payment-in-kind interest	224,389	2,605	—	226,994
Sales and Redemptions	(22,282,002)	(30,336)	(83,999)	(22,396,337)
Change in unrealized (depreciation) appreciation on investments included in earnings	(1,665,953)	416	1,495,628	(169,909)
Change in unrealized depreciation on foreign currency translation included in earnings	—	(3,132)	(13,709)	(16,841)
Amortization of premium and accretion of discount, net	278,463	—	—	278,463
Fair value at March 31, 2026	$379,186,682	$—	$26,211,624	$405,398,306

There were no Level 3 transfers during the three months ended March 31, 2026.

The changes in aggregate values of Level 3 portfolio investments during the year ended December 31, 2025 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2024	$283,482,729	$90,413	$17,158,923	$300,732,065
Purchases of investments	130,233,400	27,731	5,395,417	135,656,548
Payment-in-kind interest	304,661	8,349	—	313,010
Sales and Redemptions	(36,799,976)	(104,456)	(2,553,430)	(39,457,862)
Realized gain on investment	—	—	1,467,178	1,467,178
Change in unrealized (depreciation) appreciation on investments included in earnings	(1,992,891)	545	2,371,177	378,831
Change in unrealized appreciation on foreign currency translation included in earnings	—	7,865	12,450	20,315
Amortization of premium and accretion of discount, net	1,021,839	—	—	1,021,839
Fair value at December 31, 2025	$376,249,762	$30,447	$23,851,715	$400,131,924

There were no Level 3 transfers during the year ended December 31, 2025.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$57,132,479	$56,825,234	14.02%
New York	46,485,582	47,915,045	11.82%
Texas	45,239,985	46,941,465	11.58%
California	25,595,868	26,129,801	6.44%
Pennsylvania	21,512,876	22,963,665	5.66%
Colorado	16,888,773	16,917,107	4.17%
Michigan	14,867,738	14,985,405	3.70%
Canada	14,968,624	14,883,703	3.67%
Illinois	18,253,298	14,071,151	3.47%
Tennessee	15,107,024	14,015,099	3.46%
Virginia	12,784,387	12,936,393	3.19%
Iowa	12,680,719	12,688,625	3.13%
United Kingdom	12,095,301	11,659,533	2.88%
Arizona	10,450,779	11,373,668	2.81%
North Carolina	9,137,647	9,207,150	2.27%
District of Columbia	8,584,464	8,864,142	2.19%
Maryland	8,721,657	8,515,447	2.10%
Minnesota	7,524,481	7,950,507	1.96%
Massachusetts	7,684,579	7,743,741	1.91%
Oregon	7,270,171	7,513,197	1.85%
Ohio	5,886,539	7,399,399	1.83%
Louisiana	6,398,988	6,604,807	1.63%
Missouri	5,539,747	5,645,542	1.39%
Idaho	4,123,629	4,138,674	1.02%
South Carolina	2,394,805	2,450,939	0.60%
Georgia	2,297,060	2,307,063	0.57%
New Jersey	2,286,936	2,267,789	0.56%
Wisconsin	330,978	484,015	0.12%
Total Investments	$402,245,114	$405,398,306	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$99,217,049	$97,296,096	23.99%
Healthcare & Pharmaceuticals	56,417,558	57,483,548	14.18%
Capital Equipment	41,922,907	43,852,438	10.82%
High Tech Industries	33,874,342	35,324,526	8.71%
Media: Advertising, Printing & Publishing	25,531,039	24,669,813	6.09%
Construction & Building	21,872,762	22,302,377	5.50%
Services: Consumer	20,515,365	20,575,060	5.08%
Consumer Goods: Non-Durable	17,643,149	19,058,131	4.70%
Beverage & Food	17,055,018	16,850,159	4.16%
Chemicals, Plastics, & Rubber	14,042,774	13,916,124	3.43%
Media: Diversified & Production	12,095,301	11,659,533	2.88%
Consumer Goods: Durable	8,642,229	9,000,186	2.22%
Energy: Oil & Gas	8,137,313	8,623,990	2.13%
Environmental Industries	8,501,686	7,951,684	1.96%
Retail	6,199,370	6,211,867	1.53%
Wholesale	5,839,010	5,822,976	1.44%
Hotel, Gaming, & Leisure	4,738,242	4,799,798	1.18%
Total Investments	$402,245,114	$405,398,306	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$89,567,846	$88,693,867	22.18%
High Tech Industries	49,010,176	50,269,878	12.56%
Healthcare & Pharmaceuticals	48,453,123	49,442,697	12.36%
Capital Equipment	39,615,369	41,025,852	10.25%
Media: Advertising, Printing & Publishing	25,391,544	24,600,455	6.15%
Construction & Building	22,265,430	22,580,411	5.64%
Services: Consumer	20,534,718	20,334,410	5.08%
Consumer Goods: Non-Durable	17,729,105	19,164,105	4.79%
Beverage & Food	16,571,541	16,445,790	4.11%
Chemicals, Plastics, & Rubber	14,236,397	14,131,809	3.53%
Media: Diversified & Production	12,111,013	11,899,148	2.97%
Consumer Goods: Durable	8,379,684	8,649,708	2.16%
Energy: Oil & Gas	8,144,225	8,500,887	2.12%
Environmental Industries	7,603,889	7,162,621	1.79%
Retail	6,547,870	6,545,924	1.64%
Wholesale	5,886,684	5,873,214	1.47%
Hotel, Gaming, & Leisure	4,743,368	4,811,148	1.20%
Total Investments	$396,791,982	$400,131,924	100.00%

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2026. During the three months ended ended March 31, 2026, investments valued at $23,643,620 changed valuation methods

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

from transaction value to the income and market approaches due to the transaction price no longer being reflective of current market conditions.

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)(2)
First lien debt	$350,963,288	Income approach(1)	HY credit spreads	-1.65% to 14.75% (0.52%)
			Risk free rates	-0.74% to 1.46% (-0.04%)
	$11,938,939	Market approach(1)	Market multiples	7.5x to 8.4x (7.9x)(3)
	$16,284,455	Transaction value	Transaction price	N/A

Equity investments	$23,333,539	Market approach(4)	EBITDA multiple	3.6x to 17.9x (10.6x)
			Revenue multiple	7.2x to 7.2x (7.2x)
	$2,878,085	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$405,398,306
(1)	Income approach is based on discounting future cash flows using an appropriate market yield.
(2)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (1.65)% ( (165) basis points) to 14.75% (1475 basis points). The average of all changes was 0.52% (52 basis points).
(3)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(4)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2025. During the year ended December 31, 2025, investments valued at $38,232,306 changed valuation methods from transaction value to the income and market approaches due to the transaction price no longer being reflective of current market conditions.

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)(2)
First lien debt	$344,531,359	Income approach(1)	HY credit spreads	-1.89% to 11.20% (-0.22%)
			Risk free rates	-1.00% to 1.71% (-0.31%)
	$12,586,559	Market approach(1)	Market multiples	8.0x to 8.4x (8.2x)(3)
	$19,131,844	Transaction value	Transaction price	N/A

Unsecured debt	$30,447	Income approach(1)	HY credit spreads	-0.59% to -0.59% (-0.59%)
			Risk free rates	-0.31% to -0.31% (-0.31%)

Equity investments	$19,439,073	Market approach(4)	EBITDA multiple	3.2x to 18.2x (10.8x)
			Revenue multiple	7.5x to 7.5x (7.5x)
	$4,412,642	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$400,131,924
(1)	Income approach is based on discounting future cash flows using an appropriate market yield.
(2)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (1.89)% ( (189) basis points) to 11.20% (1120 basis points). The average of all changes was (0.22)% ( (22) basis points).
(3)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(4)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

As of March 31, 2026, the Company had $98,041,296 in unfunded commitments to 60 existing portfolio companies. As of December 31, 2025, the Company had $95,612,051 in unfunded commitments to 59 existing portfolio companies. As of March 31, 2026, the Company had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	Three Months Ended
	March 31, 2026		March 31, 2025
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$15.21		$15.16
Net investment income	0.30		0.31
Change in unrealized (depreciation) appreciation on investments	(0.01)		0.10
(Provision) benefit for taxes on net unrealized (appreciation) depreciation on investments	(0.01)		0.01
Total from operations	$0.28		$0.42
Stockholder distributions from:
Net investment income	(0.35)		(0.36)
Net asset value at end of period	$15.14		$15.22
Total return based on market value(2)	1.86%		2.76%
Weighted average shares outstanding	13,114,007		10,767,600
Ratio/Supplemental Data:
Net assets at end of period	$196,448,550		$165,477,926
Weighted average net assets	$199,511,515		$163,185,987
Annualized ratio of net operating expenses to weighted average net assets(3)	11.30%		11.75%
Annualized ratio of interest expense and other fees to weighted average net assets	7.22%		7.50%
Annualized ratio of net investment income to weighted average net assets(3)	8.06%		8.22%
Portfolio turnover(4)	5.55%		1.35%
Credit Facilities payable	$212,500,000		$171,800,000
Asset coverage ratio(5)	1.92	x	1.96	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(3)	Net of 1.71% and 1.55% for the three months ended March 31, 2026 and 2025, respectively, from expenses reimbursed and fees waived by the Advisor. Additionally, these ratios include the impact of income tax provision on net unrealized appreciation in Taxable Subsidiary of ($142,371) and $61,859 for the three months ended March 31, 2026 and 2025, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit on net unrealized appreciation to weighted average net assets for the three months ended March 31, 2026 and 2025 is (0.07)% and 0.04%, respectively.
(4)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.
(5)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held, outside of the portfolio of securities and cash held by PBDC SPV. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2026 and December 31, 2025, the Company was in compliance with these covenants.

As of March 31, 2026 and December 31, 2025, there was $137,500,000 and $128,650,000, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,858,331 in connection with the Credit Facility, which are being amortized over the life of the facility. As of March 31, 2026 and December 31, 2025, $2,429,819 and $2,637,237 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facilities payable.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31, 2026	December 31, 2025
Credit Facility payable	$137,500,000	$128,650,000
Prepaid loan structure fees	(2,429,819)	(2,637,237)
Credit Facility payable, net of prepaid loan structure fees	$135,070,181	$126,012,763

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$2,171,171	$2,005,240
Loan structure fees amortization	216,278	93,532
Total interest and other fees	$2,387,449	$2,098,772
Weighted average interest rate	6.7%	7.3%
Effective interest rate (including fee amortization)	7.3%	7.7%
Average debt outstanding	$131,789,444	$110,728,333
Cash paid for interest and unused fees	$2,377,889	$1,949,590

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

As of both March 31, 2026 and December 31, 2025, there was $75,000,000 outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $933,389 in connection with the SPV Facility, which are being amortized over the life of the facility. As of March 31, 2026 and December 31, 2025, $689,190 and $731,092 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

	March 31, 2026	December 31, 2025
SPV Facility payable	$75,000,000	$75,000,000
Prepaid loan structure fees	(689,190)	(731,092)
SPV Facility payable, net of prepaid loan structure fees	$74,310,810	$74,268,908

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$1,061,518	$851,725
Facility agent fee	62,500	31,250
Loan structure fees amortization	38,581	34,814
Total interest and other fees	$1,162,599	$917,789
Weighted average interest rate	5.7%	6.9%
Effective interest rate (including fee amortization)	6.3%	7.4%
Average debt outstanding	$75,000,000	$50,000,000
Cash paid for interest and unused fees	$1,130,723	$888,728

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events that require recognition or disclosure in these Consolidated Financial Statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2026:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	April 3, 2026	VeloSource Purchaser, LLC	Locum tenens staffing agency	$7,800,000	Senior Secured – First Lien
				$100,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$372,093	Equity
New Investment	April 13, 2026	Solomon AcquisitionCo, LLC	An innovative process automation and digital systems integrator	$2,712,573	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$122,286	Equity
New Investment	April 27, 2026	Project Freeze**	Manufacturer of walk-in coolers, freezers, and refrigeration systems	$6,500,000	Senior Secured – First Lien
				$100,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$516,975	Equity
Add-On Investment	May 11, 2026	Channel Partners Intermediateco, LLC*	Provider of outsourced marketing services	$1,000,000	Senior Secured – First Lien

*Existing portfolio company

**The name of this portfolio company is not disclosed at this time due to confidentiality restrictions. The name of this portfolio company will be disclosed in the Company’s quarterly report for the quarter ending June 30, 2026.

The Company realized the following portfolio company investment subsequent to March 31, 2026:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	April 24, 2026	Equine Network, LLC	Provider of equine competitions, content, products, and services	$4,082,857	Senior Secured – First Lien
				$363,743	Delayed Draw Term Loan Commitment
				$353,198	Revolver Commitment
Full Repayment	April 30, 2026	Cerebro Buyer, LLC	Manufacturer of single-use electrodes for medical procedures	$2,043,731	Senior Secured – First Lien
				$170,166	Delayed Draw Term Loan Commitment

Credit Facilities

As of May 12, 2026, the outstanding balance under the Credit Facility and SPV Facility was $146,300,000 and $75,000,000, respectively.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Dividends Declared

On April 14, 2026, the Board declared a regular monthly dividend for each of April 2026, May 2026, and June 2026 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
4/14/2026	4/15/2026	4/30/2026	$0.1133
4/14/2026	5/4/2026	5/29/2026	$0.1133
4/14/2026	6/1/2026	6/30/2026	$0.1133

Sale of Unregistered Securities

On April 17, 2026, the Company delivered a capital drawdown notice to its investors relating to the sale of 660,941 common shares of beneficial interest for an aggregate offering price of $10,000,000. No underwriting discounts or commissions have been or will be paid in connection with the sale of the common shares of beneficial interest. The sale of the common shares of beneficial interest closed on May 1, 2026.

Since March 31, 2026, the Company sold 4,936 common shares of beneficial interest at a price of $15.13 per share for aggregate proceeds of $74,684, which included $316 of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Share Repurchases

On May 1, 2026, 390,666.622 common shares of beneficial interest were validly tendered and not withdrawn prior to the expiration of the tender offer. The Company purchased all common shares of beneficial interest validly tendered and not withdrawn at a price equal to $15.13 per share for an aggregate purchase price of approximately $5,910,786.

NOTE 11 — REPORTABLE SEGMENTS

ASU 2023-07

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

We have elected to be treated, qualify, and intend to qualify annually, as a RIC under subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2026, we have no reason to believe that we were not in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%, subject to certain meeting conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 192% and 198%, respectively. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and may continue to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States and/or on its trading partners and the global conflict in the Middle East, including Iran. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held lower middle-market companies (typically those with $5.0 million to $50.0 million of earnings before interest, taxes, depreciation, and amortization (the “EBITDA”)) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

As of March 31, 2026, we had $405.4 million (at fair value) invested in 76 portfolio companies. As of March 31, 2026, our portfolio included approximately 94% of first lien debt and 6% of equity at fair value. The composition of our investments at cost and fair value as of March 31, 2026 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$383,431,331	$379,186,682
Equity	18,813,783	26,211,624
Total Investments	$402,245,114	$405,398,306
(1)	Includes unitranche investments, which accounted for 6.6% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

As of December 31, 2025, we had $400.1 million (at fair value) invested in 74 portfolio companies. As of December 31, 2025, our portfolio included approximately 94% of first lien debt and 6% of equity, and less than 1% in unsecured debt investments at fair value. The composition of our investments at cost and fair value as of December 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$378,828,458	$376,249,762
Unsecured Debt	27,731	30,447
Equity	17,935,793	23,851,715
Total Investments	$396,791,982	$400,131,924
(1)	Includes unitranche investments, which accounted for 6.4% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2026 and December 31, 2025, we had unfunded commitments of $98.0 million and $95.6 million, respectively, to provide financing to 60 and 59 portfolio companies, respectively. As of March 31, 2026, we had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2026:

			% of Total
	Cost	Fair Value	Investments
Florida	$57,132,479	$56,825,234	14.02%
New York	46,485,582	47,915,045	11.82%
Texas	45,239,985	46,941,465	11.58%
California	25,595,868	26,129,801	6.44%
Pennsylvania	21,512,876	22,963,665	5.66%
Colorado	16,888,773	16,917,107	4.17%
Michigan	14,867,738	14,985,405	3.70%
Canada	14,968,624	14,883,703	3.67%
Illinois	18,253,298	14,071,151	3.47%
Tennessee	15,107,024	14,015,099	3.46%
Virginia	12,784,387	12,936,393	3.19%
Iowa	12,680,719	12,688,625	3.13%
United Kingdom	12,095,301	11,659,533	2.88%
Arizona	10,450,779	11,373,668	2.81%
North Carolina	9,137,647	9,207,150	2.27%
District of Columbia	8,584,464	8,864,142	2.19%
Maryland	8,721,657	8,515,447	2.10%
Minnesota	7,524,481	7,950,507	1.96%
Massachusetts	7,684,579	7,743,741	1.91%
Oregon	7,270,171	7,513,197	1.85%
Ohio	5,886,539	7,399,399	1.83%
Louisiana	6,398,988	6,604,807	1.63%
Missouri	5,539,747	5,645,542	1.39%
Idaho	4,123,629	4,138,674	1.02%
South Carolina	2,394,805	2,450,939	0.60%
Georgia	2,297,060	2,307,063	0.57%
New Jersey	2,286,936	2,267,789	0.56%
Wisconsin	330,978	484,015	0.12%
	$402,245,114	$405,398,306	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2025:

			% of Total
	Cost	Fair Value	Investments
Florida	$57,346,045	$56,972,075	14.24%
Texas	46,485,820	48,069,165	12.01%
New York	46,235,480	47,639,398	11.91%
California	36,369,556	36,736,941	9.18%
Pennsylvania	20,165,108	21,484,667	5.37%
Colorado	16,762,744	16,813,411	4.20%
Canada	15,116,097	15,040,778	3.76%
Illinois	17,990,126	14,729,856	3.68%
Iowa	12,312,643	12,336,066	3.08%
Virginia	11,786,284	11,958,881	2.99%
United Kingdom	12,111,013	11,899,148	2.97%
Arizona	10,470,434	11,317,450	2.83%
Ohio	9,659,944	10,861,854	2.71%
Maryland	10,030,046	9,851,468	2.46%
North Carolina	9,039,546	9,223,446	2.31%
Tennessee	9,983,962	9,098,223	2.27%
Massachusetts	7,698,233	7,730,587	1.93%
Minnesota	7,537,398	7,648,754	1.91%
Oregon	7,281,723	7,589,802	1.90%
Michigan	7,270,222	7,392,085	1.85%
Missouri	5,046,536	5,139,186	1.28%
Louisiana	4,487,910	4,553,598	1.14%
District of Columbia	4,151,925	4,389,381	1.10%
Idaho	4,218,163	4,235,256	1.06%
Georgia	2,389,702	2,431,144	0.61%
South Carolina	2,223,836	2,282,058	0.57%
New Jersey	2,290,508	2,262,230	0.57%
Wisconsin	330,978	445,016	0.11%
	$396,791,982	$400,131,924	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2026:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$99,217,049	$97,296,096	23.99%
Healthcare & Pharmaceuticals	56,417,558	57,483,548	14.18%
Capital Equipment	41,922,907	43,852,438	10.82%
High Tech Industries	33,874,342	35,324,526	8.71%
Media: Advertising, Printing & Publishing	25,531,039	24,669,813	6.09%
Construction & Building	21,872,762	22,302,377	5.50%
Services: Consumer	20,515,365	20,575,060	5.08%
Consumer Goods: Non-Durable	17,643,149	19,058,131	4.70%
Beverage & Food	17,055,018	16,850,159	4.16%
Chemicals, Plastics, & Rubber	14,042,774	13,916,124	3.43%
Media: Diversified & Production	12,095,301	11,659,533	2.88%
Consumer Goods: Durable	8,642,229	9,000,186	2.22%
Energy: Oil & Gas	8,137,313	8,623,990	2.13%
Environmental Industries	8,501,686	7,951,684	1.96%
Retail	6,199,370	6,211,867	1.53%
Wholesale	5,839,010	5,822,976	1.44%
Hotel, Gaming, & Leisure	4,738,242	4,799,798	1.18%
	$402,245,114	$405,398,306	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2025:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$89,567,846	$88,693,867	22.18%
High Tech Industries	49,010,176	50,269,878	12.56%
Healthcare & Pharmaceuticals	48,453,123	49,442,697	12.36%
Capital Equipment	39,615,369	41,025,852	10.25%
Media: Advertising, Printing & Publishing	25,391,544	24,600,455	6.15%
Construction & Building	22,265,430	22,580,411	5.64%
Services: Consumer	20,534,718	20,334,410	5.08%
Consumer Goods: Non-Durable	17,729,105	19,164,105	4.79%
Beverage & Food	16,571,541	16,445,790	4.11%
Chemicals, Plastics, & Rubber	14,236,397	14,131,809	3.53%
Media: Diversified & Production	12,111,013	11,899,148	2.97%
Consumer Goods: Durable	8,379,684	8,649,708	2.16%
Energy: Oil & Gas	8,144,225	8,500,887	2.12%
Environmental Industries	7,603,889	7,162,621	1.79%
Retail	6,547,870	6,545,924	1.64%
Wholesale	5,886,684	5,873,214	1.47%
Hotel, Gaming, & Leisure	4,743,368	4,811,148	1.20%
	$396,791,982	$400,131,924	100.00%

At March 31, 2026, our average portfolio company investment at amortized cost and fair value was approximately $5.3 million and $5.3 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $12.1 million and $11.7 million, respectively. At December 31, 2025, our average portfolio company investment at amortized cost and fair value was approximately $5.4 million and $5.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $12.1 million and $11.9 million, respectively.

At March 31, 2026, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 3% bore interest at fixed rates. At December 31, 2025, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 3% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2026 and December 31, 2025 was approximately 9.4% and 9.8%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of March 31, 2026 and December 31, 2025 was approximately 9.0% and 9.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $2.8 million and $2.6 million, respectively.

Investment Activity

During the three months ended March 31, 2026, we made an aggregate of $27.3 million of investments in three new portfolio companies and five existing portfolio companies. During the three months ended March 31, 2026, we received an aggregate of $22.4 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2026			As of December 31, 2025
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$90.0	22%	16	$77.5	19%	14
2	267.1	66%	51	274.0	68%	51
3	36.3	9%	7	42.5	11%	8
4	12.0	3%	2	6.1	2%	1
Total	$405.4	100%	76	$400.1	100%	74

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As March 31, 2026, we had loans to two portfolio company that were on non-accrual status, which represented approximately 4.0% of our total investments at cost and 2.9% at fair value. As of December 31, 2025, we had loans to one portfolio company that was on non-accrual status, which represented approximately 1.7% of our loan portfolio at cost and 1.6% at fair value. As of March 31, 2026 and December 31, 2025, $1.9 million and $0.1 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the three months ended March 31, 2026 and 2025

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

The following shows the breakdown of investment income for the three months ended March 31, 2026 and 2025 (in millions).

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest income(1)	$8.8	$7.8
PIK interest	0.2	0.1
Miscellaneous fees(1)	0.5	0.2
Total	$9.5	$8.1
(1)For the three months ended March 31, 2026 and 2025, we recognized $0.3 million and $0.0 million, respectively, of non-recurring income related to early repayments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital Management and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital Management and the Advisor, or payable to third parties, including agents, consultants, or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating, and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;
●	U.S. federal, state, and local taxes;
●	Independent Trustees’ fees and expenses;

●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and
●	all other non-investment advisory expenses incurred by us, the Advisor or Stellus Capital Management in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2026 and 2025 (in millions).

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating Expenses
Management fees	$1.4	$1.0
Income incentive fee	0.7	0.6
Capital gains incentive (reversal) fee	—	0.2
Professional fees	0.3	0.2
Amortization of deferred offering costs	—	0.1
Administrative services expenses	0.2	0.1
Valuation fees	0.1	—
Interest expense and other fees	3.5	3.0
Other general and administrative expenses	0.1	0.1
Expenses reimbursed/fees waived by Advisor (Note 2)	(0.8)	(0.6)
Net Operating Expenses	$5.5	$4.7

The increase in operating expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facility and (2) higher management fees due to growth in the overall investment portfolio.

Net Investment Income

For the three months ended March 31, 2026, net investment income was $4.0 million, or $0.30 per common share of beneficial interest (based on 13,114,007 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2026).

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

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. There were no realized gains on investments for each of the three months ended March 31, 2026 and 2025. For each of the three months ended March 31, 2026 and 2025, the Company realized less than $0.1 million of net realized gains related to foreign currency translations.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2026 and 2025 totaled $22.4 million and $4.3 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments and cash equivalents for the three months ended March 31, 2026 and 2025 totaled ($0.2) million and $1.2 million, respectively.

(Provision) Benefit for Taxes on Unrealized (Appreciation) Depreciation on Investments

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

The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may independently generate income, gains, deductions or losses for U.S. federal income tax purposes, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities of the Taxable Subsidiary are reflected in our Consolidated Financial Statements in accordance with generally accepted accounting principles. For the three months ended March 31, 2026 and 2025, we recognized a (provision) benefit for income tax on unrealized investments of ($0.1) million and $0.1 million for the Taxable Subsidiary, respectively. As of March 31, 2026 and December 31, 2025, there was $0.5 million and $0.3 million of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2026, net increase in net assets resulting from operations totaled $3.7 million, or $0.28 per common share of beneficial interest (based on 13,114,007 weighted-average common shares of beneficial interest outstanding for the three months ended March 31, 2026).

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

Financial Condition, Liquidity, and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $1.8 million and $29.5 million for the three months ended March 31, 2026 and 2025, respectively, primarily in connection with the purchase of new portfolio investments, partially offset by repayments of investments. Our financing activities for the three months ended March 31, 2026 provided cash of $2.0 million primarily from net borrowings on our Credit Facilities (as defined below). Our financing activities for the three months ended March 31, 2025 provided cash of $29.8 million primarily from net borrowings on our Credit Facilities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%, subject to meeting certain conditions. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 192% and 198%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $2.8 million and $2.6 million, respectively.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and

(iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2026 and December 31, 2025, we were in compliance with these covenants.

As of March 31, 2026 and December 31, 2025, there were $137.5 million and $128.6 million outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $3.9 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of March 31, 2026 and December 31, 2025, $2.4 million and $2.6 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from Credit Facilities payable.

	March 31, 2026	December 31, 2025
Credit Facility payable	$137.5	$128.6
Prepaid loan structure fees	(2.4)	(2.6)
Credit Facility payable, net of prepaid loan structure fees	$135.1	$126.0

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$2.2	$2.0
Loan structure fees amortization	0.2	0.1
Total interest and other fees	$2.4	$2.1
Weighted average interest rate	6.7%	7.3%
Effective interest rate (including fee amortization)	7.3%	7.7%
Average debt outstanding	$131.8	$110.7
Cash paid for interest and unused fees	$2.4	$1.9

SPV Facility

On August 1, 2024, as amended on October 2, 2025, the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for a special purpose vehicle financing credit facility (the “SPV Facility”) by and among Stellus Private Credit BDC SPV LLC (“PBDC SPV”), as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, Citibank, N.A., as collateral agent and collateral custodian, Alter Domus (US) LLC, as collateral administrator, and the lenders that are party thereto from time to time. The SPV Facility provides for $50.0 million of initial commitments with an accordion feature that allows for an additional $50.0 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Advances under the SPV Facility bear interest at three-month Term SOFR (as defined in the Loan Agreement) plus an applicable margin of 2.50% during the revolving period ending on October 2, 2028 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. The Loan Agreement provides for an unused commitment fee, from the effective date of the Loan Agreement through August 1, 2027, of 0.25% per annum on the unused commitments if PBDC SPV’s credit facility utilization is greater than or equal to 80%, and otherwise, 0.50% per annum on the unused commitments, and other customary fees. The SPV Facility will mature on October 2, 2031.

As of both March 31, 2026 and December 31, 2025, there was $75.0 million outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $0.9 million in connection with the SPV Facility, which are being amortized over the life of the facility. As of both March 31, 2026 and December 31, 2025, $0.7 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

	March 31, 2026	December 31, 2025
SPV Facility payable	$75.0	$75.0
Prepaid loan structure fees	(0.7)	(0.7)
SPV Facility payable, net of prepaid loan structure fees	$74.3	$74.3

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$1.1	$0.9
Facility agent fee	0.1	—
Total interest and other fees	$1.2	$0.9
Weighted average interest rate	5.7%	6.9%
Effective interest rate (including fee amortization)	6.3%	7.4%
Average debt outstanding	$75.0	$50.0
Cash paid for interest and unused fees	$1.1	$0.9

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2026 and December 31, 2025, our off-balance sheet arrangements consisted of $98.0 million and $95.6 million, respectively, of unfunded commitments to provide debt and equity financings to 60 and 59 of our portfolio companies, respectively. As of March 31, 2026, we had sufficient liquidity to fund such unfunded commitments (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) should the need arise.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements contained herein for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

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

Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events that require recognition or disclosure in these Consolidated Financial Statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2026:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	April 3, 2026	VeloSource Purchaser, LLC	Locum tenens staffing agency	$7,800,000	Senior Secured – First Lien
				$100,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$372,093	Equity
New Investment	April 13, 2026	Solomon AcquisitionCo, LLC	An innovative process automation and digital systems integrator	$2,712,573	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$122,286	Equity
New Investment	April 27, 2026	Project Freeze**	Manufacturer of walk-in coolers, freezers, and refrigeration systems	$6,500,000	Senior Secured – First Lien
				$100,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$516,975	Equity
Add-On Investment	May 11, 2026	Channel Partners Intermediateco, LLC*	Provider of outsourced marketing services	$1,000,000	Senior Secured – First Lien

*Existing portfolio company

**The name of this portfolio company is not disclosed at this time due to confidentiality restrictions. The name of this portfolio company will be disclosed in the Company’s quarterly report for the quarter ending June 30, 2026.

The Company realized the following portfolio company investment subsequent to March 31, 2026:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	April 24, 2026	Equine Network, LLC	Provider of equine competitions, content, products, and services	$4,082,857	Senior Secured – First Lien
				$363,743	Delayed Draw Term Loan Commitment
				$353,198	Revolver Commitment
Full Repayment	April 30, 2026	Cerebro Buyer, LLC	Manufacturer of single-use electrodes for medical procedures	$2,043,731	Senior Secured – First Lien
				$170,166	Delayed Draw Term Loan Commitment

Credit Facilities

As of May 12, 2026, the outstanding balance under the Credit Facility and SPV Facility was $146.3 million and $75.0 million, respectively.

Dividends Declared

On April 14, 2026, the Board declared a regular monthly dividend for each of April 2026, May 2026, and June 2026 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
4/14/2026	4/15/2026	4/30/2026	$0.1133
4/14/2026	5/4/2026	5/29/2026	$0.1133
4/14/2026	6/1/2026	6/30/2026	$0.1133

Sale of Unregistered Securities

On April 17, 2026, the Company delivered a capital drawdown notice to its investors relating to the sale of 660,941 common shares of beneficial interest for an aggregate offering price of $10.0 million No underwriting discounts or commissions have been or will be paid in connection with the sale of the common shares of beneficial interest. The sale of the common shares of beneficial interest closed on May 1, 2026.

Since March 31, 2026, the Company sold 4,936 common shares of beneficial interest at a price of $15.13 per share for aggregate proceeds of $0.1 million, which included less than $0.1 million of organizational expense allocation pursuant to subscription agreements entered into between the Company and investors.

Share Repurchases

On May 1, 2026, 390,666.622 common shares of beneficial interest were validly tendered and not withdrawn prior to the expiration date of the tender offer. The Company purchased all ommon shares of beneficial interest validly tendered and not withdrawn at a price equal to $15.13 per share for an aggregate purchase price of approximately $5.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024, 4.00% - 4.25% in September 2025, 3.75% - 4.00% in October 2025 and 3.50% - 3.75% in December 2025. Since December 2025, the Federal Reserve has kept the federal funds rate at 3.50% - 3.75%. As of December 31, 2025 and December 31, 2024, 97% and 97% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which are indexed to 30-day or 90-day SOFR rates, subject to interest rate floors. As of March 31, 2026 and December 31, 2025, 97% and 97% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rate, subject to interest rate floors. As of March 31, 2026 and December 31, 2025, the weighted average interest rate floor on our floating rate loans was 1.37% and 1.38%, respectively.

Assuming that the Statements of Assets and Liabilities as of March 31, 2026 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$7.0	$(4.3)	$2.7
Up 150 basis points	5.6	(3.2)	2.4
Up 100 basis points	3.7	(2.1)	1.6
Up 50 basis points	1.9	(1.1)	0.8
Down 50 basis points	(1.9)	1.1	(0.8)
Down 100 basis points	(3.7)	2.1	(1.6)
Down 150 basis points	(5.6)	3.2	(2.4)
Down 200 basis points	(7.0)	4.3	(2.7)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of March 31, 2026, the three month SOFR rate was 368 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of 25 basis points SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet and other business or economic developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2026 and 2025, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2026 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider all information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. There have been no material changes known to us during the period ended March 31, 2026 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2026, pursuant to capital commitments received, the Company issued 185,211 common shares of beneficial interest at a weighted average price of $15.21 for total proceeds of $2,829,000, which included the impact of $11,933 of organization expense allocation pursuant to subscription agreements entered into between the Company and investors.

For the three months ended March 31, 2026, the Company redeemed $5,431,365 pursuant to tender offers between the Company and select shareholders. The transaction resulted in the redemption of 357,092 common shares of beneficial interest at a price of $15.21 per share.

The Company issued 23,755 common shares of beneficial interest under the DRIP during the three months ended March 31, 2026 for total proceeds of $361,231.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement.”

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

Dated: May 12, 2026	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer