Form 10-Q
period 2026-06-30
Stellus Private Credit BDC
filed 2026-08-12
CIK 1901037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, par value $0.01 per share, outstanding as of August 12, 2026 was 13,721,863.

STELLUS PRIVATE CREDIT BDC

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026
	(unaudited)	December 31, 2025
ASSETS
Non-controlled, affiliated investments, at fair value (amortized cost of $12,395,473)	$12,323,944	$—
Non-controlled, non-affiliated investments, at fair value (amortized cost of $397,729,677 and $396,791,982, respectively)	407,203,257	400,131,924
Cash and cash equivalents	4,743,164	2,586,895
Other receivable	94,951	—
Interest receivable	1,604,128	1,765,379
Expense reimbursement receivable from the Advisor (Note 2)	31,822	2,580
Deferred offering costs	36,097	60,993
Prepaid expenses	96,446	13,632
Receivable for sales and repayments of investments	1,320,742	165,651
Total Assets	$427,454,551	$404,727,054
LIABILITIES
Credit Facilities payable	$213,126,583	$200,281,671
Related party payable	10,310	—
Unearned revenue	1,056,236	1,207,706
Management fees payable	1,009,641	908,154
Income incentive fee payable	498,025	544,620
Capital gains incentive fee payable	720,247	527,603
Interest payable	776,186	865,205
Administrative services payable	193,755	189,715
Income tax payable	61,800	126,348
Deferred tax liability	708,155	338,611
Other accrued expenses and liabilities	150,221	110,706
Total Liabilities	$218,311,159	$205,100,339
Commitments and contingencies (Note 7)
Net Assets	$209,143,392	$199,626,715
NET ASSETS
Common shares of beneficial interest, par value $0.01 per share (unlimited shares authorized; 13,716,206 and 13,121,397 issued and outstanding, respectively)	$137,162	$131,214
Paid-in capital	204,932,861	195,935,870
Total distributable earnings	4,073,369	3,559,631
Net Assets	$209,143,392	$199,626,715
Total Liabilities and Net Assets	$427,454,551	$404,727,054
Net Asset Value Per Share	$15.25	$15.21

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INVESTMENT INCOME
From non-controlled, affiliated investments
Interest income	$672	$—	$672	$—
Other income	5	—	5	—
From non-controlled, non-affiliated investments
Interest income	9,540,879	8,539,390	18,770,010	16,442,548
Other income	175,968	199,844	438,717	347,545
Total Investment Income	$9,717,524	$8,739,234	$19,209,404	$16,790,093
OPERATING EXPENSES
Management fees	$1,514,461	$1,196,103	$2,958,030	$2,231,932
Income incentive fee	632,714	625,799	1,288,621	1,204,114
Capital gains incentive fee	223,137	109,594	192,644	272,733
Professional fees	161,219	201,789	411,272	381,838
Amortization of deferred offering costs	22,753	63,147	54,493	132,981
Administrative services expenses	251,274	158,184	487,560	301,183
Trustees' fees	40,000	40,000	80,000	80,000
Insurance expense	10,676	22,126	30,567	44,010
Valuation fees	7,167	3,904	58,044	42,609
Interest expense and other fees	3,781,773	3,241,210	7,331,821	6,257,771
Income tax expense	3,910	14,758	46,251	17,107
Other general and administrative expenses	126,203	68,485	203,935	145,355
Total Operating Expenses	$6,775,287	$5,745,099	$13,143,238	$11,111,633
Expenses reimbursed/fees waived by Advisor (Note 2)	$(754,187)	$(651,064)	$(1,596,187)	$(1,273,490)
Net Operating Expenses	$6,021,100	$5,094,035	$11,547,051	$9,838,143
Net Investment Income	$3,696,424	$3,645,199	$7,662,353	$6,951,950
Net realized (loss) gain on non-controlled, non-affiliated investments	$(3,810,360)	$67,495	$(3,810,360)	$67,495
Net realized gain on foreign currency translation	20,045	4,798	44,239	6,419
Net change in unrealized appreciation on non-controlled, affiliated investments	176,952	—	—	—
Net change in unrealized appreciation on non-controlled, non-affiliated investments	6,073,595	1,024,545	6,080,638	2,205,337
Net change in unrealized (depreciation) appreciation on foreign currency translations	(1,686)	22,698	(18,527)	35,732
(Provision) benefit for taxes on net unrealized (gain) loss on investments	(227,175)	(23,593)	(369,546)	38,266
Net Increase in Net Assets Resulting from Operations	$5,927,795	$4,741,142	$9,588,797	$9,305,199
Net Investment Income Per Share – basic and diluted	$0.28	$0.33	$0.58	$0.64
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.45	$0.43	$0.73	$0.86
Weighted Average Common Shares of Beneficial Interest Outstanding – basic and diluted	13,187,428	10,935,215	13,150,920	10,851,870
Distributions Per Share – basic and diluted	$0.34	$0.36	$0.69	$0.72

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Shares of
	Beneficial Interest			Total
	Number of	Par	Paid-in	distributable
	shares	value	capital	gain	Net Assets
Balances at December 31, 2024	10,715,095	$107,151	$159,483,435	$2,797,294	$162,387,880
Net investment income	—	—	—	3,306,751	3,306,751
Net realized gain on foreign currency translation	—	—	—	1,621	1,621
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,180,792	1,180,792
Net change in unrealized appreciation on foreign currency translations	—	—	—	13,034	13,034
Provision for taxes on net unrealized gain on investments	—	—	—	61,859	61,859
Distributions from net investment income	—	—	—	(3,881,841)	(3,881,841)
Issuance of common shares of beneficial interest	158,226	1,582	2,406,248	—	2,407,830
Balances at March 31, 2025	10,873,321	$108,733	$161,889,683	$3,479,510	$165,477,926
Net investment income	—	—	—	3,645,199	3,645,199
Net realized gain on investments	—	—	—	67,495	67,495
Net realized gain on foreign currency translation	—	—	—	4,798	4,798
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,024,545	1,024,545
Net change in unrealized appreciation on foreign currency translations	—	—	—	22,698	22,698
Provision for taxes on net unrealized gain on investments	—	—	—	(23,593)	(23,593)
Distributions from net investment income	—	—	—	(3,934,324)	(3,934,324)
Issuance of common shares of beneficial interest	276,357	2,764	4,220,720	—	4,223,484
Redemption of common shares of beneficial interest	(22,609)	(226)	(342,525)	—	(342,751)
Balances at June 30, 2025	11,127,069	$111,271	$165,767,878	$4,286,328	$170,165,477

Balances at December 31, 2025	13,121,397	$131,214	$195,935,870	$3,559,631	$199,626,715
Net investment income	—	—	—	3,965,929	3,965,929
Net realized gain on foreign currency translation	—	—	—	24,194	24,194
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(169,909)	(169,909)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(16,841)	(16,841)
Provision for taxes on net unrealized gain on investments	—	—	—	(142,371)	(142,371)
Distributions from net investment income	—	—	—	(4,598,033)	(4,598,033)
Issuance of common shares of beneficial interest	208,966	2,090	3,188,141	—	3,190,231
Redemption of common shares of beneficial interest	(357,092)	(3,571)	(5,427,794)	—	(5,431,365)
Balances at March 31, 2026	12,973,271	$129,733	$193,696,217	$2,622,600	$196,448,550
Net investment income	—	—	—	3,696,424	3,696,424
Net realized loss on investments	—	—	—	(3,810,360)	(3,810,360)
Net realized gain on foreign currency translation	—	—	—	20,045	20,045
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	6,250,547	6,250,547
Net change in unrealized depreciation on foreign currency translations	—	—	—	(1,686)	(1,686)
Provision for taxes on net unrealized gain on investments	—	—	—	(227,175)	(227,175)
Distributions from net investment income	—	—	—	(4,477,026)	(4,477,026)
Issuance of common shares of beneficial interest	1,133,602	11,336	17,143,523	—	17,154,859
Redemption of common shares of beneficial interest	(390,667)	(3,907)	(5,906,879)	—	(5,910,786)
Balances at June 30, 2026	13,716,206	$137,162	$204,932,861	$4,073,369	$209,143,392

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$9,588,797	$9,305,199
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(64,027,298)	(51,138,817)
Proceeds from sales and repayments of investments	46,946,394	14,439,508
Net change in unrealized appreciation on investments	(6,080,638)	(2,205,337)
Net change in unrealized depreciation (appreciation) foreign currency translations	18,527	(35,732)
Increase in investments due to PIK	(629,431)	(197,732)
Amortization of premium and accretion of discount, net	(588,282)	(473,368)
Deferred tax provision (benefit)	369,544	(38,266)
Amortization of loan structure fees	514,180	267,785
Amortization of deferred offering costs	54,493	132,981
Net realized loss (gain) on investments	3,810,360	(67,495)
Changes in other assets and liabilities
Decrease (increase) in interest receivable	161,251	(67,100)
(Increase) decrease in other receivable	(94,951)	4,340
Decrease in related party receivable	—	2,004
(Increase) decrease in expense reimbursements receivable from the Advisor	(29,242)	117,709
(Increase) decrease in prepaid expenses	(82,814)	88,479
Increase in related party payable	10,310	—
Increase in administrative services payable	4,040	22,066
(Decrease) increase in interest payable	(89,019)	7,898
Increase in income management fees payable	101,487	149,253
(Decrease) increase in income incentive fees payable	(46,595)	36,154
Increase in capital gain incentive fees payable	192,644	272,733
(Decrease) increase in unearned revenue	(151,470)	246,852
Decrease in income tax payable	(64,548)	(11,893)
Increase (decrease) in other accrued expenses and liabilities	39,515	(214,744)
Net Cash Used in Operating Activities	$(10,072,746)	$(29,357,523)
Cash Flows from Financing Activities
Proceeds from issuance of common shares of beneficial interest	$20,345,090	$6,631,314
Offering costs paid for common shares of beneficial interest issued	(29,597)	(96,081)
Purchase of common shares of beneficial interest in tender offer	(11,342,151)	(342,751)
Stockholder distributions paid	(9,075,059)	(7,816,165)
Borrowings under Credit Facilities	74,100,000	50,700,000
Repayments of Credit Facilities	(61,750,000)	(18,050,000)
Financing costs paid on Credit Facilities	(19,268)	(155,948)
Net Cash Provided by Financing Activities	$12,229,015	$30,870,369
Net Increase in Cash and Cash Equivalents	$2,156,269	$1,512,846
Cash and Cash Equivalents Balance at Beginning of Period	2,586,895	2,144,116
Cash and Cash Equivalents Balance at End of Period	$4,743,164	$3,656,962
Supplemental and Non-Cash Activities
Cash paid for interest expense	$6,906,660	$5,982,088
Income and excise tax paid	110,799	29,000
Value of common shares of beneficial interest issued pursuant to Dividend Reinvestment Plan	666,090	1,185,787
Exchange of investments	6,049,707	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Non-controlled, affiliated investments	(17)
Recharged Opco, LLC	(12)								Bradenton, FL
Term Loan		First Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028	Services: Consumer	$2,394,428	$2,379,912	$1,400,740	0.67%
Revolver	(14)	First Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028		537,411	537,411	314,385	0.15%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	9/30/2024	2/7/2028		130,760	130,760	261,520	0.13%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	9/13/2024	2/7/2028		129,317	129,317	258,634	0.12%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	11/12/2024	2/7/2028		290,964	290,964	581,928	0.28%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	2/7/2025	2/7/2028		200,442	200,442	400,884	0.19%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	1/3/2025	2/7/2028		64,659	64,659	129,318	0.06%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	10/22/2025	2/7/2028		775,904	775,904	1,551,808	0.74%
Priority Revolver	(14)	First Lien	12.50%		0.00%	0.00%	12/15/2025	2/7/2028		210,141	210,141	420,282	0.20%
Delayed Draw Term Loan	(14)	First Lien	12.50%		0.00%	0.00%	2/7/2022	2/7/2028		1,632,031	1,626,256	954,738	0.46%
Recharged Holdings, LLC Common Units		Equity					11/13/2025			50,713	-	-	0.00%
Total											$6,345,766	$6,274,237	3.00%
Watterson Renewalco Holdings, LLC	(4)								Schaumburg, IL
Term Loan		First Lien	6.0%		0.00%	6.00%	6/30/2026	7/2/2029	Services: Business	$3,050,467	$3,050,467	$3,050,467	1.46%
Term Loan (PBDC SPV)		First Lien	6.0%		0.00%	6.00%	6/30/2026	7/2/2029		978,748	978,748	. 978,748	0.47%
Watterson Renewalco Holdings, LLC Common Units		Equity					6/30/2026			1,941	-	-	0.00%
Watterson Renewalco Holdings, LLC Common Units (PBDC SPV)		Equity					6/30/2026			623	-	-	0.00%
Watterson Renewalco Holdings, LLC Preferred Units		Equity					6/30/2026			1,941	1,529,689	1,529,689	0.73%
Watterson Renewalco Holdings, LLC Preferred Units (PBDC SPV)		Equity					6/30/2026			623	490,803	490,803	0.23%
Total											$6,049,707	$6,049,707	2.89%
Total Non-controlled, affiliated investments											$12,395,473	$12,323,944	0
Non-controlled, non-affiliated investments
2X LLC	(4)								Berwyn, PA
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		6/5/2023	6/5/2028	Services: Business	$1,754,324	$1,733,728	$1,754,324	0.84%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		6/5/2023	6/5/2028		682,237	674,228	682,237	0.33%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		10/31/2023	6/5/2028		461,972	456,190	461,972	0.22%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		10/31/2023	6/5/2028		179,656	177,407	179,656	0.09%
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		12/2/2024	6/5/2028		1,728,147	1,712,549	1,728,147	0.83%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		12/2/2024	6/5/2028		2,637,585	2,620,665	2,637,585	1.26%
2X Investors LP Class A Units		Equity					6/5/2023			37,483	151,137	1,043,029	0.50%
Total											$7,525,904	$8,486,950	4.07%
AdCellerant LLC	(4)								Denver, CO
Term A Loan	(5)	First Lien	1M SOFR+6.00%	2.00%	9.64%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$3,401,565	$3,363,028	$3,401,565	1.63%
Term A Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.00%	2.00%	9.64%		12/12/2023	12/12/2028		2,174,771	2,150,132	2,174,771	1.04%
AdCellerant Holdings, LLC Series A Units		Equity					12/12/2023			437,006	437,006	345,254	0.17%
Total											$5,950,166	$5,921,590	2.84%
AGT Robotique Inc.	(6)(15)								Trois Rivieres, Canada
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.23%		6/24/2024	6/22/2029	Capital Equipment	$5,083,168	$5,015,586	$4,981,506	2.38%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.23%		6/24/2024	6/22/2029		3,249,895	3,206,686	3,184,897	1.52%
Total											$8,222,272	$8,166,403	3.90%
American Refrigeration, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		3/31/2023	3/31/2028	Capital Equipment	$2,205,099	$2,181,954	$2,205,099	1.05%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		3/31/2023	3/31/2028		1,409,817	1,395,019	1,409,817	0.67%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		3/31/2023	3/31/2028		287,483	285,727	287,483	0.14%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		3/31/2023	3/31/2028		183,801	182,678	183,801	0.09%
AR-USA Holdings, LLC Class A Units	(9)	Equity					3/31/2023			91	81,340	208,397	0.10%
Total											$4,126,718	$4,294,597	2.05%
AMII Acquisition, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	3M SOFR+4.50%	1.50%	8.23%		12/4/2024	12/4/2029	Services: Consumer	$1,103,526	$1,091,297	$1,103,526	0.53%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.50%	1.50%	8.23%		12/4/2024	12/4/2029		2,456,235	2,429,015	2,456,235	1.17%
AMII Holdings, LP Class B Units		Equity					12/3/2024			6,376	63,758	98,039	0.05%
Total											$3,584,070	$3,657,800	1.75%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Amika OpCo LLC	(4)								Brooklyn, NY
Term Loan	(5)	First Lien	6M SOFR+5.25%	0.75%	9.14%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$4,329,040	$4,284,131	$4,329,040	2.07%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.25%	0.75%	9.14%		7/1/2022	7/1/2029		2,767,747	2,739,035	2,767,747	1.32%
Term Loan	(5)	First Lien	6M SOFR+5.75%	0.75%	9.63%		12/5/2023	7/1/2029		685,429	676,867	685,429	0.33%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.75%	0.75%	9.63%		12/5/2023	7/1/2029		438,225	432,751	438,225	0.21%
Revolver	(5)	First Lien	3M SOFR+5.25%	0.75%	8.99%		7/1/2022	7/1/2028		169,861	169,861	169,861	0.08%
Ishtar Co-Invest-B LP Partnership Interests		Equity					7/1/2022			298,251	146,234	1,271,983	0.61%
Oshun Co-Invest-B LP Partnership Interests		Equity					7/1/2022			85,213	81,067	363,419	0.17%
Total											$8,529,946	$10,025,704	4.79%
Arctiq, Inc.									Irvine, CA
Green Topco Holdings, LLC Class A Units	(9)	Equity					8/8/2023		High Tech Industries	206,408	139,830	259,584	0.12%
Green Topco Holdings, LLC Common Units		Equity					2/3/2026			11,896	-	495,759	0.24%
Total											$139,830	$755,343	0.36%
Axis Portable Air LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		4/17/2023	12/31/2030	Capital Equipment	$508,474	$504,173	$505,932	0.24%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		4/17/2023	12/31/2030		325,090	322,340	323,465	0.15%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		3/22/2022	12/31/2030		799,649	796,667	795,651	0.38%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		3/22/2022	12/31/2030		511,251	509,345	508,695	0.24%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		11/3/2022	12/31/2030		2,447,904	2,447,904	2,435,664	1.16%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		11/3/2022	12/31/2030		1,565,053	1,565,053	1,557,228	0.74%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		11/30/2023	12/31/2030		1,493,738	1,493,738	1,486,269	0.71%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		11/30/2023	12/31/2030		955,013	955,013	950,238	0.45%
Revolver	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		3/22/2022	12/31/2030		268,902	268,902	267,557	0.13%
Revolver	(5)	First Lien	3M SOFR+4.75%	1.00%	8.49%		3/22/2022	12/31/2030		403,354	403,354	401,337	0.19%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			1,527	152,661	1,009,482	0.48%
Total											$9,419,150	$10,241,518	4.87%
Baker Manufacturing Company, LLC									Evansville, WI
BSC Blue Water Holdings, LLC Series A Units		Equity					7/5/2022		Capital Equipment	330,978	$330,978	$484,379	0.23%
Total											$330,978	$484,379	0.23%
Bart & Associates, LLC	(4)								McLean, VA
Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.22%		8/16/2024	8/16/2030	High Tech Industries	$2,032,093	$2,005,093	$2,032,093	0.97%
Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.22%		8/16/2024	8/16/2030		1,299,207	1,281,945	1,299,207	0.62%
Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.22%		1/2/2026	8/16/2030		995,000	979,103	995,000	0.48%
Delayed Draw Term Loan	(7)(8)	First Lien	3M SOFR+5.00%	1.00%	9.22%		8/16/2024	8/16/2030		4,578,722	4,544,868	4,578,722	2.19%
B&A Partners Holding, LLC Series A Preferred Units		Equity					8/16/2024			542,388	542,388	632,430	0.30%
B&A Partners Holding, LLC Series B Preferred Units		Equity					1/2/2026			26,717	32,595	38,006	0.02%
Total											$9,385,992	$9,575,458	4.58%
BLP Buyer, Inc.									Houston, TX
BL Products Parent, L.P. Class A Units		Equity					2/1/2022		Capital Equipment	395,294	$442,307	$548,341	0.26%
Total											$442,307	$548,341	0.26%
Carolinas Buyer, Inc.	(4)								Charlotte, NC
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		12/20/2024	12/20/2030	Beverage & Food	$946,499	$933,200	$927,569	0.44%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		12/20/2024	12/20/2030		2,106,724	2,077,123	2,064,590	0.99%
Carolinas Holding, L.P. Class A Units		Equity					12/20/2024			285	285,351	230,560	0.11%
Total											$3,295,674	$3,222,719	1.54%
Cerebro Buyer, LLC	(4)								Columbia, SC
Cerebro Holdings Partnership, L.P. Series A Partner Interests	(9)	Equity					3/15/2023		Healthcare & Pharmaceuticals	34,135	25,764	32,742	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(9)	Equity					3/15/2023			184,925	131,548	177,380	0.08%
Total											$157,312	$210,122	0.10%
CF Arch Holdings LLC									Houston, TX
CF Arch Holdings LLC Class A Units	(9)	Equity					8/10/2022		Services: Business	496,967	$385,560	$805,771	0.39%
Total											$385,560	$805,771	0.39%
Champion Services Acquireco LLC	(4)								Round Rock, TX
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.98%		9/19/2025	9/19/2030	Construction & Building	$2,225,373	$2,186,174	$2,158,612	1.03%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	8.98%		9/19/2025	9/19/2030		4,953,249	4,866,001	4,804,652	2.30%
Champion Services Holdings LLC Class A-1 Units		Equity					9/19/2025			204,254	204,254	84,374	0.04%
Total											$7,256,429	$7,047,638	3.37%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Channel Partners Intermediateco, LLC	(4)								Tampa Bay, FL
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		2/24/2022	2/7/2027	Retail	$2,753,323	$2,748,961	$2,753,323	1.32%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		2/24/2022	2/7/2027		1,760,321	1,757,532	1,760,321	0.84%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		6/24/2022	2/7/2027		268,226	267,771	268,226	0.13%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		6/24/2022	2/7/2027		171,489	171,198	171,489	0.08%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		6/24/2022	2/7/2027		385,295	384,512	385,295	0.18%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		6/24/2022	2/7/2027		246,336	245,835	246,336	0.12%
Term Loan	(5)	First Lien	3M SOFR+6.75%	2.00%	10.65%		5/11/2026	2/7/2027		997,500	989,442	997,500	0.48%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.65%		2/24/2022	2/7/2027		146,411	146,411	146,411	0.07%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.64%		2/24/2022	2/7/2027		106,480	106,480	106,480	0.05%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.65%		2/24/2022	2/7/2027		79,860	79,860	79,860	0.04%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.67%		2/24/2022	2/7/2027		425,922	425,922	425,922	0.20%
Revolver	(5)	First Lien	3M SOFR+6.75%	2.00%	10.65%		2/24/2022	2/7/2027		186,341	186,341	186,341	0.09%
Total											$7,510,265	$7,527,504	3.60%
Compost 360 Acquisition, LLC	(4)								Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	8.73%	1.50%	8/2/2023	8/2/2028	Environmental Industries	$3,592,452	$3,547,758	$3,430,792	1.64%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	8.73%	1.50%	8/2/2023	8/2/2028		2,296,813	2,268,238	2,193,456	1.05%
Revolver	(5)	First Lien	3M SOFR+8.50%	2.00%	12.23%		8/2/2023	8/2/2028		724,030	724,030	691,449	0.33%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	8.73%	1.50%	8/2/2023	8/2/2028		669,936	664,824	639,789	0.31%
Compost 360 Investments, LLC Class A Units		Equity					8/2/2023			2,592	248,949	54,540	0.03%
Compost 360 Investments, LLC Preferred Units		Equity					8/29/2025			510	22,950	36,811	0.02%
Total											$7,476,749	$7,046,837	3.38%
COPILOT Provider Support Services, LLC	(4)								Maitland, FL
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	10.13%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$5,597,436	$5,558,996	$5,597,437	2.68%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	2.00%	10.13%		11/22/2022	11/22/2027		3,578,689	3,554,112	3,578,689	1.71%
Revolver	(5)	First Lien	3M SOFR+6.25%	2.00%	10.13%		11/22/2022	11/22/2027		307,195	307,195	307,195	0.15%
QHP Project Captivate Blocker, Inc. Common Stock		Equity					11/22/2022			8	544,779	678,019	0.32%
Total											$9,965,082	$10,161,340	4.86%
Craftable Intermediate II Inc.	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.50%	9.23%		6/30/2023	6/30/2028	High Tech Industries	$2,816,470	$2,789,757	$2,816,470	1.35%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.50%	9.23%		6/30/2023	6/30/2028		1,800,694	1,783,615	1,800,694	0.86%
Gauge Craftable LP Partnership Interests		Equity					6/30/2023			485,218	485,218	896,133	0.43%
Total											$5,058,590	$5,513,297	2.64%
Curion Holdings, LLC	(4)								Chicago, IL
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.23%		7/29/2022	12/31/2028	Services: Business	$2,465,433	$2,452,721	$2,465,433	1.18%
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.23%		12/19/2025	12/31/2028		2,043,306	2,017,163	2,043,306	0.98%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.23%		7/29/2022	12/31/2028		958,779	953,836	958,779	0.46%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	9.23%		7/29/2022	12/31/2028		517,626	517,626	517,626	0.25%
SP CS Holdings LLC Class A Units		Equity					7/29/2022			402,567	402,567	437,995	0.21%
Total											$6,343,913	$6,423,139	3.08%
DFO Enterprises, LLC	(4)								Rochester, MN
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		9/22/2025	9/22/2030	Capital Equipment	$4,939,825	$4,863,840	$4,939,825	2.36%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		9/22/2025	9/22/2030		2,362,990	2,326,642	2,362,990	1.13%
DFO Ultimate Holding, LP Class A Units		Equity					9/22/2025			6,958	321,180	799,877	0.38%
Total											$7,511,662	$8,102,692	3.87%
DMD Systems Recovery, LLC	(4)								Tempe, AZ
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		8/22/2025	8/22/2031	High Tech Industries	$475,505	$468,075	$475,505	0.23%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		8/22/2025	8/22/2031		1,058,383	1,041,845	1,058,383	0.51%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		8/22/2025	8/22/2031		2,713,802	2,693,704	2,713,802	1.30%
Phoenix Parent LLC Common Units		Equity					8/19/2025			174,338	174,338	391,432	0.19%
Total											$4,377,962	$4,639,122	2.23%
Elder Care Opco LLC	(4)								Scarsdale, NY
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.50%	8.48%		7/31/2025	7/31/2030	Healthcare & Pharmaceuticals	$1,075,237	$1,059,183	$1,059,108	0.51%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.75%	1.50%	8.48%		7/31/2025	7/31/2030		2,393,269	$2,357,535	$2,357,370	1.13%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		7/31/2025	7/31/2030		757,900	751,484	746,532	0.36%
Rallyday Elder Care Co-Investors LP Partnership Interests		Equity					7/31/2025			740,592	745,269	846,257	0.40%
Total											$4,913,471	$5,009,267	2.40%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Environmental Remedies, LLC	(4)								Hayward, CA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		1/15/2025	1/15/2030	Services: Business	$2,326,303	$2,291,139	$2,279,777	1.09%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		1/15/2025	1/15/2030		950,180	935,817	931,176	0.45%
ERI Parent Holdings, LLC Class A Units	(9)	Equity					1/15/2025			113,419	110,728	82,487	0.04%
Total											$3,337,684	$3,293,440	1.58%
Eskola LLC									Morristown, TN
Term Loan	(7)(8)	First Lien	3M SOFR+5.50%	1.50%	0.00%	9.69%	12/19/2024	12/19/2029	Construction & Building	$3,571,997	$3,527,410	$3,321,957	1.59%
Delayed Draw Term Loan	(7)(8)	First Lien	3M SOFR+5.50%	1.50%	0.00%	9.84%	12/19/2024	12/19/2029		2,003,634	1,992,942	1,863,380	0.89%
Eskola Holdings, LLC Class A Units		Equity					12/19/2024			176	500,436	5,876	0.00%
Eskola Holdings, LLC Class C Units		Equity					6/4/2025			16	31,584	537	0.00%
Eskola Holdings, LLC Class D Units		Equity					3/24/2026			569	56,852	27,507	0.01%
Total											$6,109,224	$5,219,257	2.49%
evolv Consulting, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.23%		12/7/2023	12/7/2028	Services: Business	$3,465,735	$3,426,135	$3,465,735	1.66%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.23%		12/7/2023	12/7/2028		1,347,786	1,332,386	1,347,786	0.64%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.23%		12/7/2023	12/7/2028		321,429	321,429	321,429	0.15%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.23%		12/7/2023	12/7/2028		446,429	446,429	446,429	0.21%
evolv Holdco, LLC Preferred Units		Equity					12/7/2023			271,458	271,458	382,837	0.18%
Total											$5,797,837	$5,964,216	2.84%
Exigo, LLC	(4)								Dallas, TX
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.00%	9.99%		3/16/2022	3/16/2027	Services: Business	$2,750,979	$2,743,820	$2,393,352	1.14%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.00%	9.99%		3/16/2022	3/16/2027		1,069,825	1,067,041	930,748	0.44%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			168,003	168,003	-	0.00%
Total											$3,978,864	$3,324,100	1.58%
FairWave Holdings, LLC	(4)								Kansas City, MO
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.48%		4/1/2024	4/1/2029	Beverage & Food	$1,839,121	$1,812,919	$1,839,121	0.88%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	1.50%	10.48%		4/1/2024	4/1/2029		1,175,831	1,159,079	1,175,831	0.56%
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.48%		3/31/2025	4/1/2029		171,274	168,734	171,274	0.08%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.75%	1.50%	10.48%		3/31/2025	4/1/2029		381,223	375,570	381,223	0.18%
Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.48%		12/31/2025	4/1/2029		49,458	48,705	49,458	0.02%
Revolver	(5)	First Lien	3M SOFR+6.75%	1.50%	10.48%		4/1/2024	4/1/2029		447,231	447,231	447,231	0.21%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.48%		4/1/2024	4/1/2029		1,064,319	1,055,850	1,064,319	0.51%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.48%		3/31/2025	4/1/2029		79,553	78,855	79,553	0.04%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+6.75%	1.50%	10.48%		12/31/2025	4/1/2029		245,915	243,997	245,915	0.12%
GRC Java Holdings, LLC Class A Units		Equity					4/1/2024			1,308	140,828	213,252	0.10%
Total											$5,531,768	$5,667,177	2.70%
Fidus Systems Inc.	(4)(6)								Ottawa, Canada
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.50%	9.23%		10/17/2025	10/17/2031	High Tech Industries	$1,827,207	$1,797,934	$1,790,663	0.86%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.50%	9.23%		10/17/2025	10/17/2031		1,181,510	1,162,581	1,157,880	0.55%
Fidus Investments Holdings, L.P. Common Units		Equity					10/17/2025			216	216,218	193,948	0.09%
Total											$3,176,733	$3,142,491	1.50%
FiscalNote Boards LLC	(4)(6)								Toronto, Canada
Term Loan	(5)	First Lien	1M SOFR+5.25%	1.00%	8.89%		3/11/2024	3/12/2029	Services: Business	$845,552	$835,165	$845,552	0.40%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.25%	1.00%	8.89%		3/11/2024	3/12/2029		328,826	324,787	328,826	0.16%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity					5/28/2024			115	77,109	81,165	0.04%
FCP-Connect Holdings LLC Class A Common Shares		Equity					5/28/2024			115	-	-	0.00%
Total											$1,237,061	$1,255,543	0.60%
GSF Buyer, LLC	(4)								North Andover, MA
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.41%		4/30/2025	4/30/2031	Beverage & Food	$515,525	$508,953	$507,792	0.24%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.75%	1.00%	8.41%		4/30/2025	4/30/2031		1,147,458	1,132,830	1,130,246	0.54%
GSF Group Holdings, L.P. Class A2 Units		Equity					4/30/2025			138	138,021	104,360	0.05%
Total											$1,779,804	$1,742,398	0.83%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Guidant Corp.	(4)								Erie, PA
Term Loan	(5)	First Lien	3M SOFR+6.50%	2.00%	10.23%		3/11/2024	3/12/2029	Energy: Oil & Gas	$4,589,332	$4,489,789	$4,566,385	2.18%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.50%	2.00%	10.23%		3/11/2024	3/12/2029		2,934,163	2,870,521	2,919,492	1.40%
Revolver	(5)	First Lien	3M SOFR+6.50%	2.00%	10.23%		3/11/2024	3/12/2029		802,074	802,074	798,064	0.38%
Titan Meter Topco LP Class A Units		Equity					3/11/2024			441,164	446,340	631,664	0.30%
Total											$8,608,724	$8,915,605	4.26%
Identity Theft Guard Solutions, Inc.	(4)								Portland, OR
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.50%	9.14%		2/28/2025	2/28/2030	Services: Business	$4,991,827	$4,913,816	$4,941,909	2.36%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.50%	9.14%		2/28/2025	2/28/2030		2,046,156	2,014,179	2,025,694	0.97%
IDX Parent, LLC Class A-2 Units		Equity					2/28/2025			330,747	330,747	550,155	0.26%
Total											$7,258,742	$7,517,758	3.59%
Impact Home Services LLC									Tampa, FL
Term Loan	(5)	First Lien	3M SOFR+8.50%	2.00%	12.23%		4/28/2023	4/28/2028	Services: Consumer	$2,607,514	$2,579,004	$2,568,401	1.23%
Term Loan	(5)	First Lien	3M SOFR+8.50%	2.00%	12.23%		6/30/2023	4/28/2028		118,523	117,191	116,745	0.06%
Term Loan	(5)	First Lien	3M SOFR+8.50%	2.00%	12.23%		10/11/2023	4/28/2028		237,658	234,874	234,093	0.11%
Revolver	(5)(13)	First Lien	3M SOFR+8.50%	2.00%	12.23%		4/28/2023	4/28/2028		607,105	607,105	597,998	0.29%
Impact Holdings Georgia LLC Class A Units		Equity					4/28/2023			212	212,303	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity					1/31/2024			21	21,483	22,120	0.01%
Total											$3,771,960	$3,539,357	1.70%
Inoapps Bidco, LLC									Houston, TX
Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.68%		2/15/2022	8/15/2028	High Tech Industries	$3,930,814	$3,918,458	$3,930,814	1.88%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.68%		2/15/2022	8/15/2028		1,534,081	1,529,259	1,534,081	0.73%
Revolver	(5)	First Lien	1M SOFR+5.75%	1.00%	9.51%		2/15/2022	8/15/2028		379,507	379,507	379,507	0.18%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.75%	1.00%	9.68%		2/15/2022	8/15/2028		1,642,105	1,639,287	1,642,105	0.79%
Delayed Draw Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.75%	1.00%	9.68%		2/15/2022	8/15/2028		640,865	639,765	640,865	0.31%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			512,365	543,572	754,346	0.36%
Total											$8,649,848	$8,881,718	4.25%
iNovex Information Systems Incorporated	(4)								Columbia, MD
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.98%		12/17/2024	12/17/2030	Services: Business	$3,353,527	$3,313,145	$3,303,224	1.58%
Total											$3,313,145	$3,303,224	1.58%
International Cybernetics Acquisition, LLC	(4)								Largo, FL
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		6/3/2025	6/3/2030	Services: Business	$2,178,419	$2,146,884	$2,145,743	1.03%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		6/3/2025	6/3/2030		889,777	876,897	876,430	0.42%
International Cybernetics Holdings, LP Class B Units		Equity					6/2/2025			864	86,375	45,028	0.02%
Total											$3,110,156	$3,067,201	1.47%
Lightning Intermediate II, LLC	(4)								Jacksonville, FL
Term Loan	(5)	First Lien	6M SOFR+6.00%	1.00%	9.85%		6/6/2022	6/5/2028	Consumer Goods: Non-Durable	$2,819,804	$2,806,689	$2,819,804	1.35%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+6.00%	1.00%	9.85%		6/6/2022	6/5/2028		1,802,825	1,794,440	1,802,825	0.86%
Gauge Vimergy Coinvest, LLC Units		Equity					6/6/2022			178	175,035	115,548	0.06%
Total											$4,776,164	$4,738,177	2.27%
MacKenzie-Childs Acquisition, Inc.	(4)								Aurora, NY
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.38%		9/2/2022	9/2/2027	Consumer Goods: Durable	$4,951,285	$4,929,589	$4,951,285	2.37%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.38%		9/2/2022	9/2/2027		3,165,576	3,151,704	3,165,576	1.51%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.00%	9.24%		9/2/2022	9/2/2027		307,294	307,294	307,294	0.15%
MacKenzie-Childs Investment, LP Partnership Interests		Equity					9/2/2022			311,482	311,482	649,075	0.31%
Total											$8,700,069	$9,073,230	4.34%
Madison Logic Holdings, Inc.	(4)								New York, NY
Term Loan	(5)	First Lien	1M SOFR+7.00%	1.00%	10.64%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$2,923,097	$2,892,196	$2,630,787	1.26%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+7.00%	1.00%	10.64%		12/30/2022	12/30/2028		1,868,865	$1,849,109	$1,681,979	0.80%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity					7/7/2023			473,268	473,268	77,495	0.04%
Total											$5,214,573	$4,390,261	2.10%
MBH Management LLC	(4)								Washington, DC
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.50%	8.64%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$1,185,767	$1,168,504	$1,185,767	0.57%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.50%	8.64%		11/15/2024	11/15/2029		2,639,287	2,600,863	2,639,287	1.26%
MBH Parent, LLC Common Units	(9)	Equity					11/15/2024			370,083	346,680	625,104	0.30%
Total											$4,116,047	$4,450,158	2.13%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
MedLearning Group, LLC									New York, NY
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.48%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$1,047,927	$1,038,336	$1,042,687	0.50%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.48%		3/26/2024	12/30/2027		669,986	663,854	666,636	0.32%
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.48%		3/26/2024	12/30/2027		614,163	608,542	611,092	0.29%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.48%		3/26/2024	12/30/2027		392,662	389,068	390,699	0.19%
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.48%		3/26/2024	12/30/2027		501,578	496,999	499,070	0.24%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.48%		3/26/2024	12/30/2027		320,681	317,753	319,078	0.15%
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.48%		8/5/2025	12/30/2027		1,047,881	1,037,649	1,042,642	0.50%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.50%	1.00%	9.48%		8/5/2025	12/30/2027		2,332,380	2,309,606	2,320,718	1.11%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.48%		3/26/2024	12/30/2027		979,463	973,298	974,566	0.47%
Total											$7,835,105	$7,867,188	3.77%
Michelli, LLC	(4)								New Orleans, LA
Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		12/21/2023	12/21/2028	Capital Equipment	$798,562	$789,427	$798,562	0.38%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		12/21/2023	12/21/2028		510,556	504,715	510,556	0.24%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		12/21/2023	12/21/2028		2,930,162	2,911,871	2,930,162	1.40%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		2/9/2026	12/21/2028		1,928,500	1,915,427	1,928,500	0.92%
Revolver	(5)	First Lien	3M SOFR+5.00%	2.00%	8.73%		12/21/2023	12/21/2028		198,928	198,928	198,928	0.10%
SP MWM Holdco LLC Class A Units		Equity					12/21/2023			266,062	266,062	408,116	0.20%
Total											$6,586,430	$6,774,824	3.24%
Microbe Formulas LLC	(4)								Meridian, ID
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.24%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$1,178,791	$1,174,663	$1,178,791	0.56%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.24%		4/4/2022	4/3/2028		753,653	751,014	753,653	0.36%
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.24%		11/20/2024	4/3/2028		578,072	576,392	578,072	0.28%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.24%		11/20/2024	4/3/2028		1,286,677	1,282,938	1,286,677	0.62%
Total											$3,785,007	$3,797,193	1.82%
Mobotrex Acquisition, LLC	(4)								Davenport, IA
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		2/28/2025	6/7/2031	Wholesale	$2,140,465	$2,124,750	$2,129,763	1.02%
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		2/28/2025	6/7/2031		1,915,369	$1,901,307	$1,905,792	0.91%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		2/28/2025	6/7/2031		753,390	$747,859	$749,623	0.36%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		2/28/2025	6/7/2031		674,162	$669,212	$670,791	0.32%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		11/6/2025	6/7/2031		275,159	273,622	273,783	0.13%
Revolver	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		2/28/2025	6/7/2031		362,544	362,544	360,731	0.17%
Total											$6,079,294	$6,090,483	2.91%
Monarch Behavioral Therapy, LLC	(4)								Addison, TX
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.64%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$3,145,255	$3,099,463	$3,145,255	1.50%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	8.64%		6/6/2024	6/6/2030		2,010,900	1,981,623	2,010,900	0.96%
Revolver	(5)	First Lien	1M SOFR+5.00%	1.00%	8.64%		6/6/2024	6/6/2030		477,797	477,797	477,797	0.23%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.64%		6/6/2024	6/6/2030		699,481	693,945	699,481	0.33%
Convertible Promissory Note		Unsecured	15.0%		0.00%	15.00%	6/29/2026	6/6/2031		23,201	23,201	23,201	0.01%
BI Investors, LLC Class A Units		Equity					6/6/2024			3,378	334,819	434,220	0.21%
Total											$6,610,848	$6,790,854	3.24%
Monitorus Holding, LLC	(6)								London, UK
Term Loan		First Lien	9.0%		3.00%	6.00%	5/24/2022	5/30/2029	Media: Diversified & Production	$4,053,969	$4,045,825	$3,972,890	1.90%
Term Loan (PBDC SPV)		First Lien	9.0%		3.00%	6.00%	5/24/2022	5/30/2029		2,468,789	2,463,829	2,419,413	1.16%
Revolver	(18)	First Lien	9.0%		3.00%	6.00%	5/24/2022	5/30/2029		€1,353,050	1,470,985	1,441,565	0.69%
Delayed Draw Term Loan		First Lien	9.0%		3.00%	6.00%	5/24/2022	5/30/2029		€1,628,321	1,643,483	1,610,613	0.77%
Delayed Draw Term Loan (PBDC SPV)		First Lien	9.0%		3.00%	6.00%	5/24/2022	5/30/2029		€991,616	1,000,849	980,832	0.47%
Sapphire Aggregator S.a r.l. Class A Shares		Equity					9/1/2022			1,635,819	32,722	9,446	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity					9/1/2022			1,635,814	32,722	9,446	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity					9/1/2022			1,635,814	32,722	9,446	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity					9/1/2022			1,635,814	32,722	9,446	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity					9/1/2022			1,635,814	32,722	9,446	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity					9/1/2022			1,635,814	32,722	9,446	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity					9/1/2022			1,635,814	32,722	9,446	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity					9/1/2022			1,635,814	32,722	9,446	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity					9/1/2022			1,635,814	32,722	9,446	0.00%
Sapphire Aggregator S.a r.l. Class 3 Ordinary Shares		Equity					3/31/2025			24,705,419	143,065	124,261	0.06%
Total											$11,062,534	$10,634,588	5.05%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
Morgan Electrical Group Intermediate Holdings, Inc.	(4)								Freemont, CA
Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	9.89%		8/3/2023	8/3/2029	Construction & Building	$1,123,508	$1,108,077	$1,112,273	0.53%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.25%	1.50%	9.89%		8/3/2023	8/3/2029		718,308	708,442	711,125	0.34%
Delayed Draw Term Loan	(5)	First Lien	1M SOFR+6.25%	1.50%	9.89%		8/3/2023	8/3/2029		728,229	722,990	720,947	0.34%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity					8/3/2023			208	207,753	168,952	0.08%
Total											$2,747,262	$2,713,297	1.29%
Norplex Micarta Acquisition, Inc.	(4)								Postville, IA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.91%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$3,588,333	$3,536,517	$3,552,450	1.71%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.91%		10/31/2024	10/31/2029		2,294,180	2,261,052	2,271,238	1.09%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		10/31/2024	10/31/2029		972,088	972,088	962,367	0.46%
Norplex Micarta Parent, LP Preferred Units		Equity					10/31/2024			427,155	427,155	416,148	0.20%
Total											$7,196,812	$7,202,203	3.46%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan	(5)	First Lien	3M SOFR+6.00%	1.75%	9.73%		11/16/2022	11/16/2027	Services: Business	$4,530,752	$4,499,502	$4,530,752	2.18%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	1.75%	9.73%		11/16/2022	11/16/2027		1,761,959	1,749,806	1,761,959	0.84%
Spearhead TopCo, LLC Class A Units		Equity					11/16/2022			335,499	335,499	576,057	0.28%
Total											$6,584,807	$6,868,768	3.30%
OW RSG LLC	(4)								Hudson, WI
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.50%	9.14%		4/27/2026	4/27/2031	Capital Equipment	$6,500,000	$6,389,232	$6,389,232	3.06%
Revolver	(5)	First Lien	1M SOFR+5.50%	1.00%	9.14%		4/27/2026	4/27/2031		10,000	10,000	9,830	0.00%
THRM Brands Holdings, LLC Class A Units		Equity					4/27/2026			516	516,975	516,517	0.25%
Total											$6,916,207	$6,915,579	3.31%
Pacific Shoring Holdings, LLC	(4)								Santa Rosa, CA
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		1/10/2025	1/10/2030	Capital Equipment	$1,630,906	$1,609,345	$1,622,751	0.78%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		1/10/2025	1/10/2030		3,630,081	3,582,091	3,611,931	1.73%
PSP Ultimate Holding, LP Class A Units		Equity					1/10/2025			9,163	430,662	668,317	0.32%
Total											$5,622,098	$5,902,999	2.83%
Pearl Media Holdings, LLC	(11)								Montclair, NJ
Term Loan	(5)	First Lien	3M SOFR+6.25%	2.00%	10.13%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$1,400,713	$1,392,911	$1,386,706	0.66%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.25%	2.00%	10.13%		8/31/2022	8/31/2027		895,538	890,550	886,583	0.42%
Total											$2,283,461	$2,273,289	1.08%
Pilot Power Group Acquisition, Inc.	(4)								San Diego, CA
Term Loan	(7)(8)	First Lien	3M SOFR+5.25%	1.50%	9.97%		12/18/2025	12/18/2030	Services: Business	$4,928,753	$4,849,257	$4,879,465	2.34%
Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+5.25%	1.50%	9.97%		12/18/2025	12/18/2030		4,071,247	4,005,582	4,030,535	1.93%
BCM Pilot Opportunity Parent, LLC Class A Common Interests	(16)	Equity					12/18/2025			3,317	275,151	379,108	0.18%
Total											$9,129,990	$9,289,108	4.45%
Plus Delta Buyer LLC	(4)								Carlsbad, CA
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		1/16/2025	1/16/2031	Services: Business	$2,773,451	$2,728,261	$2,731,849	1.31%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		1/16/2025	1/16/2031		1,132,818	1,114,360	1,115,826	0.53%
Plus Delta Parent LLC Class A Units		Equity					1/16/2025			277,974	277,974	280,854	0.13%
Total											$4,120,595	$4,128,529	1.97%
Precision Strategies, LLC	(4)								Washington, DC
Term Loan	(5)	First Lien	1M SOFR+5.00%	1.00%	8.64%		3/3/2026	3/3/2031	Services: Business	$3,500,348	$3,450,599	$3,465,345	1.66%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.00%	1.00%	8.64%		3/3/2026	3/3/2031		1,012,690	998,297	1,002,563	0.48%
Total											$4,448,896	$4,467,908	2.14%
Pure Upper Holdco LLC	(4)								Newtown Square, PA
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		12/3/2025	12/3/2031	Healthcare & Pharmaceuticals	$4,450,055	$4,408,875	$4,427,805	2.13%
Xanitos Topco, LLC Class A Units		Equity					12/3/2025			178,183	178,183	215,292	0.10%
Total											$4,587,058	$4,643,097	2.23%
Red's All Natural, LLC									Franklin, TN
Term Loan	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	8.95%		1/31/2023	1/31/2029	Beverage & Food	$2,413,968	$2,388,793	$2,413,968	1.15%
Term Loan (PBDC SPV)	(7)(8)	First Lien	3M SOFR+4.50%	1.50%	8.95%		1/31/2023	1/31/2029		1,543,357	1,527,261	1,543,357	0.74%
Centeotl Co-Invest B, LP Common Units		Equity					1/31/2023			318,998	318,998	197,341	0.09%
Total											$4,235,052	$4,154,666	1.98%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
RIA Advisory Borrower, LLC	(4)								Coral Gables, FL
Term Loan	(5)	First Lien	1M SOFR+5.50%	2.00%	9.22%		5/1/2023	8/2/2027	High Tech Industries	$2,867,652	$2,849,114	$2,867,652	1.37%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	2.00%	9.22%		5/1/2023	8/2/2027		1,115,198	1,107,989	1,115,198	0.53%
Revolver	(5)	First Lien	1M SOFR+5.50%	2.00%	9.22%		5/1/2023	8/2/2027		789,967	789,967	789,967	0.38%
RIA Advisory Aggregator, LLC Class A Units	(9)	Equity					5/1/2023			83,151	128,186	226,393	0.11%
RIA Products Aggregator, LLC Class A Units	(9)	Equity					5/1/2023			64,698	55,215	31,210	0.01%
Total											$4,930,471	$5,030,420	2.40%
Said Intermediate, LLC	(4)								Boston, MA
Term Loan	(5)	First Lien	1M SOFR+5.50%	1.00%	9.14%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$3,478,109	$3,427,253	$3,478,109	1.66%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+5.50%	1.00%	9.14%		6/13/2024	6/13/2029		2,223,709	2,191,194	2,223,709	1.06%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity					6/13/2024			663	272,727	237,817	0.11%
FCP-Said Holdings, LLC Class A Common Shares		Equity					6/13/2024			625	-	-	0.00%
Total											$5,891,174	$5,939,635	2.83%
Silver Corporate Holdings LLC	(4)								Hendersonville, TN
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.50%	9.23%		1/9/2026	1/9/2031	Services: Business	$4,588,343	$4,514,232	$4,473,634	2.14%
Revolver	(5)	First Lien	3M SOFR+5.50%	1.50%	9.23%		1/9/2026	1/9/2031		251,606	251,606	245,316	0.12%
Silver Parent LLC Class A Units		Equity					1/9/2026			23,916	387,436	358,421	0.17%
Total											$5,153,274	$5,077,371	2.43%
Solid Surface Holdco, LLC	(4)								Charlotte, NC
Term Loan	(5)	First Lien	3M SOFR+5.25%	2.00%	8.98%		6/6/2025	6/6/2030	Services: Business	$1,574,290	$1,548,149	$1,574,290	0.75%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	2.00%	8.98%		6/6/2025	6/6/2030		643,020	632,343	643,020	0.31%
Term Loan	(5)	First Lien	3M SOFR+5.25%	2.00%	8.98%		12/22/2025	6/6/2030		995,000	976,887	995,000	0.48%
Revolver	(5)	First Lien	3M SOFR+5.25%	2.00%	8.98%		6/6/2025	6/6/2030		222,070	222,070	222,070	0.11%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.25%	2.00%	8.98%		6/6/2025	6/6/2030		2,287,566	2,266,992	2,287,566	1.09%
Carolina Topco Holdings, LP Class A-1 Units		Equity					6/6/2025			4,020	401,997	486,341	0.23%
Total											$6,048,438	$6,208,287	2.97%
Solomon AcquisitionCo, LLC	(4)								Phoenix, AZ
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.92%		4/13/2026	4/13/2032	Services: Business	$2,712,573	$2,666,573	$2,666,573	1.27%
Solomon HoldCo, LLC Common Units		Equity					4/13/2026			122	122,286	122,286	0.06%
Total											$2,788,859	$2,788,859	1.33%
Spectra Confectionery Limited	(6)								Vaughan, Canada
Term Loan	(5)	First Lien	6M SOFR+6.25%	1.50%	9.44%	0.50%	11/14/2024	11/15/2029	Beverage & Food	$651,431	$644,318	$641,660	0.31%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+6.25%	1.50%	9.44%	0.50%	11/14/2024	11/15/2029		1,449,960	1,434,128	1,428,211	0.68%
SK Spectra Holdings LP Class A Units		Equity					11/15/2024			119	119,320	80,599	0.04%
Total											$2,197,766	$2,150,470	1.03%
Strategus, LLC	(4)								Englewood, CO
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$1,845,593	$1,819,290	$1,817,909	0.87%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		1/27/2025	1/27/2031		4,107,933	4,049,387	4,046,314	1.93%
Revolver	(5)	First Lien	3M SOFR+5.00%	1.00%	8.73%		1/27/2025	1/27/2031		151,323	151,323	149,053	0.07%
CIVC Strategus Blocker, LLC Class A Units		Equity					1/27/2025			160	160,392	169,391	0.08%
Total											$6,180,392	$6,182,667	2.95%
Synergy Health Partners MSO, LLC	(4)								Troy, MI
Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		3/6/2026	3/6/2031	Healthcare & Pharmaceuticals	$7,256,518	$7,153,385	$7,183,954	3.43%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+5.00%	1.50%	8.73%		3/6/2026	3/6/2031		139,666	138,674	138,269	0.07%
Synergy Health Partners Holdings, LLC Common Units		Equity					3/6/2026			958,981	300,126	399,578	0.19%
Total											$7,592,185	$7,721,801	3.69%
Teckrez, LLC									Jacksonville, FL
Term Loan	(5)	First Lien	1M SOFR+6.75%	2.00%	10.49%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$1,023,387	$1,014,081	$1,023,387	0.49%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+6.75%	2.00%	10.49%		5/24/2024	11/30/2028		654,296	648,346	654,296	0.31%
HH-Teckrez Parent, LP Preferred Units		Equity					5/24/2024			36,658	36,658	90,889	0.04%
Total											$1,699,085	$1,768,572	0.84%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

										Principal			% of
							Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security (2)	Coupon	Floor	Cash	PIK(10)	Date	Maturity	Industry	Shares (3)	Cost	Value (1)	Assets
The Hardenbergh Group, Inc.	(4)								Livonia, MI
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.73%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$2,837,891	$2,802,178	$2,837,891	1.36%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	9.73%		8/7/2023	8/7/2028		1,814,389	1,791,556	1,814,389	0.87%
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.73%		9/30/2024	8/7/2028		111,552	110,192	111,552	0.05%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	9.73%		9/30/2024	8/7/2028		248,292	245,265	248,292	0.12%
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.73%		3/14/2025	8/7/2028		213,011	210,175	213,011	0.10%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+6.00%	2.00%	9.73%		3/14/2025	8/7/2028		474,122	467,809	474,122	0.23%
Term Loan	(5)	First Lien	3M SOFR+6.00%	2.00%	9.73%		10/1/2025	8/7/2028		1,232,332	1,213,267	1,232,332	0.59%
BV HGI Holdings, L.P. Class A Units		Equity					8/7/2023			413,052	413,052	459,058	0.22%
Total											$7,253,494	$7,390,647	3.54%
The Millennium Alliance LLC	(4)								New York, NY
Term Loan	(5)	First Lien	1M SOFR+4.75%	1.00%	8.39%		7/31/2025	7/31/2031	Services: Business	$3,720,820	$3,671,599	$3,646,404	1.74%
Term Loan (PBDC SPV)	(5)	First Lien	1M SOFR+4.75%	1.00%	8.39%		7/31/2025	7/31/2031		1,519,772	1,499,668	1,489,377	0.71%
BV MA Blocker, Inc. Class A-2 Common Stock		Equity					7/31/2025			29	294,275	334,441	0.16%
Total											$5,465,542	$5,470,222	2.61%
Tiger 21, LLC	(4)								New York, NY
Term Loan	(5)	First Lien	3M SOFR+4.50%	1.00%	8.23%		12/30/2024	12/30/2030	Services: Consumer	$2,022,027	$1,989,602	$2,022,027	0.97%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+4.50%	1.00%	8.23%		12/30/2024	12/30/2030		4,500,640	4,428,469	4,500,640	2.15%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity					12/30/2024			376	376,429	587,573	0.28%
Total											$6,794,500	$7,110,240	3.40%
TriplePoint Acquisition Holdings LLC	(4)								Columbus, OH
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.98%		5/31/2024	5/31/2029	Construction & Building	$2,996,002	$2,957,024	$2,996,002	1.43%
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.00%	8.98%		4/8/2025	5/31/2029		430,436	$424,043	$430,436	0.21%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	8.98%		5/31/2024	5/31/2029		1,165,112	1,149,954	1,165,112	0.56%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.00%	8.98%		4/8/2025	5/31/2029		958,068	943,838	958,068	0.46%
TriplePoint Holdco LLC Class A Units	(9)	Equity					5/31/2024			442,295	334,008	2,926,310	1.40%
Total											$5,808,867	$8,475,928	4.06%
USDTL AcquisitionCo, Inc.	(4)								Des Plaines, IL
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$477,500	$469,889	$465,563	0.22%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		12/9/2024	12/9/2030		1,062,822	1,045,882	1,036,251	0.50%
Revolver	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		12/9/2024	12/9/2030		538,387	538,387	524,927	0.25%
USDTL Holdings, LLC Preferred Units		Equity					12/9/2024			92	92,427	42,108	0.02%
Total											$2,146,585	$2,068,849	0.99%
Valor Buyco LLC	(4)								Leesburg, VA
Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		12/23/2025	12/23/2031	Services: Business	$2,918,359	$2,891,073	$2,903,767	1.39%
Delayed Draw Term Loan	(5)	First Lien	3M SOFR+4.75%	1.00%	8.48%		12/23/2025	12/23/2031		2,646,753	2,633,575	2,633,519	1.26%
Valor Holdco LLC Voting Common Units		Equity					12/23/2025			4,904	490,441	828,118	0.40%
Total											$6,015,089	$6,365,404	3.05%
VeloSource Purchaser, LLC	(4)								St. Louis, MO
Term Loan	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		4/3/2026	4/3/2031	Healthcare & Pharmaceuticals	$5,051,908	$4,966,939	$4,966,938	2.37%
Term Loan (PBDC SPV)	(5)	First Lien	3M SOFR+5.25%	1.50%	8.98%		4/3/2026	4/3/2031		$2,748,092	$2,701,871	$2,701,871	1.29%
Interlock VS Investco, LP Partnership Interests		Equity					4/3/2026			372,093	372,093	372,093	0.18%
Total											$8,040,903	$8,040,902	3.84%
WER Holdings, LLC	(4)								Sugar Hill, GA
Term Loan	(5)	First Lien	6M SOFR+5.50%	1.00%	9.35%		4/11/2024	4/11/2030	Services: Business	$775,967	$765,001	$768,207	0.37%
Term Loan	(5)	First Lien	6M SOFR+5.50%	1.00%	9.35%		5/30/2025	4/11/2030		171,869	169,754	170,150	0.08%
Term Loan	(5)	First Lien	3M SOFR+5.50%	1.00%	9.16%		6/1/2026	4/11/2030		1,201,513	1,186,759	1,189,498	0.57%
Term Loan (PBDC SPV)	(5)	First Lien	6M SOFR+5.50%	1.00%	9.35%		4/11/2024	4/11/2030		301,765	297,501	298,747	0.14%
Delayed Draw Term Loan	(5)	First Lien	6M SOFR+5.50%	1.00%	9.35%		5/30/2025	4/11/2030		358,924	356,594	355,335	0.17%
Delayed Draw Term Loan	(5)	First Lien	6M SOFR+5.50%	1.00%	9.35%		4/11/2024	4/11/2030		536,672	532,463	531,305	0.25%
Revolver	(5)	First Lien	6M SOFR+5.50%	1.00%	9.35%		4/11/2024	4/11/2030		131,820	87,135	86,264	0.04%
Revolver	(5)	First Lien	6M SOFR+5.50%	1.00%	9.35%		4/11/2024	4/11/2030		131,820	44,685	44,238	0.02%
Blade Landscape Investments, LLC Class A Units		Equity					4/11/2024			733	73,300	101,824	0.05%
Total											$3,513,192	$3,545,568	1.69%
Total Non-controlled, non-affiliated investments											$397,729,677	$407,203,257	194.69%
Total Investments											$410,125,150	$419,527,201	200.59%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(210,383,809)	(100.59)%
NET ASSETS												$209,143,392	100.00%

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

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

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

(4)	At June 30, 2026, Stellus Private Credit BDC (the "Company") had the following outstanding revolver and delayed draw term loan commitments of which there was no unrealized appreciation or depreciation:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$2,278,843	0.50%	June 5, 2028
AdCellerant LLC	Revolver	802,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	1,243,392	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	556,928	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	1,307,188	0.50%	July 1, 2028
Axis Portable Air, LLC	Revolver	672,256	0.50%	December 31, 2030
Carolinas Buyer, Inc.	Delayed Draw Term Loan	1,439,876	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	1,119,158	0.50%	December 20, 2030
Champion Services Acquireco LLC	Revolver	1,368,939	0.50%	September 19, 2030
Channel Partners Intermediateco, LLC	Revolver	119,791	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	1,800,064	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	614,390	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	3,149,231	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	776,440	0.50%	December 31, 2028
DFO Enterprises, LLC	Revolver	1,742,096	0.50%	September 22, 2030
DMD Systems Recovery, LLC	Delayed Draw Term Loan	1,356,901	0.50%	August 22, 2031
DMD Systems Recovery, LLC	Revolver	1,368,939	0.50%	August 22, 2031
Elder Care Opco LLC	Delayed Draw Term Loan	2,939,174	0.75%	July 31, 2030
Elder Care Opco LLC	Revolver	1,259,737	0.50%	July 31, 2030
Environmental Remedies, LLC	Delayed Draw Term Loan	2,330,762	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	1,383,237	0.50%	January 15, 2030
evolv Consulting, LLC	Revolver	482,143	0.50%	December 7, 2028
Exigo, LLC	Revolver	238,210	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	15,422	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	5,603	0.50%	April 1, 2029
Fidus Systems Inc.	Delayed Draw Term Loan	2,015,890	0.50%	October 17, 2031
Fidus Systems Inc.	Revolver	1,446,825	0.50%	October 17, 2031
FiscalNote Boards LLC	Revolver	158,753	0.50%	March 12, 2029
GSF Buyer, LLC	Delayed Draw Term Loan	1,119,854	1.00%	April 30, 2031
GSF Buyer, LLC	Revolver	1,341,001	0.50%	April 30, 2031
Guidant Corp.	Revolver	8,102	0.50%	March 12, 2029
Identity Theft Guard Solutions, Inc.	Revolver	1,092,978	0.50%	February 28, 2030
Inoapps Bidco, LLC	Revolver	569,260	0.50%	August 15, 2028
iNovex Information Systems Incorporated	Revolver	1,369,930	0.50%	December 17, 2030
International Cybernetics Acquisition, LLC	Delayed Draw Term Loan	2,324,391	1.00%	June 3, 2030
International Cybernetics Acquisition, LLC	Revolver	1,486,393	0.50%	June 3, 2030
Lightning Intermediate II, LLC	Revolver	746,891	0.50%	June 5, 2028
MacKenzie-Childs Acquisition, Inc.	Revolver	1,229,176	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	204,593	0.50%	December 30, 2027
MBH Management LLC	Revolver	772,104	0.50%	November 15, 2029
Michelli, LLC	Delayed Draw Term Loan	2,066,667	0.50%	December 21, 2028
Michelli, LLC	Revolver	795,713	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	934,990	0.38%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	1,392,247	1.00%	June 7, 2031
Mobotrex Acquisition, LLC	Revolver	725,089	0.50%	June 7, 2031
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	134,907	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	84,317	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	717,227	0.50%	August 3, 2029
OW RSG LLC	Delayed Draw Term Loan	100,000	0.50%	April 27, 2031
OW RSG LLC	Revolver	90,000	0.50%	April 27, 2031
Norplex Micarta Acquisition, Inc.	Revolver	850,577	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	2,301,368	0.50%	January 10, 2030
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,279,635	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	2,561,362	0.50%	January 16, 2031
Precision Strategies, LLC	Revolver	1,177,716	0.50%	March 3, 2031
Pure Upper Holdco LLC	Delayed Draw Term Loan	1,647,733	1.00%	December 3, 2031
Pure Upper Holdco LLC	Revolver	1,859,584	0.50%	December 3, 2031
RIA Advisory Borrower, LLC	Revolver	558,195	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	909,091	0.50%	June 13, 2029
Silver Corporate Holdings LLC	Revolver	754,817	0.50%	January 9, 2031
Solid Surface Holdco, LLC	Revolver	1,628,512	0.50%	June 6, 2030
Solomon AcquisitionCo, LLC	Revolver	100,000	0.50%	April 13, 2032
Strategus, LLC	Delayed Draw Term Loan	2,325,095	1.00%	January 27, 2031
Strategus, LLC	Revolver	1,361,905	0.50%	January 27, 2031
Synergy Health Partners MSO, LLC	Delayed Draw Term Loan	1,726,869	1.00%	March 6, 2031
Synergy Health Partners MSO, LLC	Revolver	962,920	0.50%	March 6, 2031
Teckrez, LLC	Revolver	586,521	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	1,679,360	0.50%	August 6, 2028
The Millennium Alliance LLC	Revolver	1,341,001	0.50%	July 31, 2031
Tiger 21, LLC	Revolver	1,513,228	0.50%	December 30, 2030
TriplePoint Acquisition Holdings LLC	Revolver	589,727	0.50%	May 31, 2029
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	2,635,854	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	807,581	0.50%	December 9, 2030
Valor Buyco LLC	Delayed Draw Term Loan	100,000	0.50%	December 23, 2031
Valor Buyco LLC	Revolver	1,497,245	0.50%	December 23, 2031
VeloSource Purchaser, LLC	Delayed Draw Term Loan	100,000	1.00%	April 3, 2031
VeloSource Purchaser, LLC	Revolver	100,000	0.50%	April 3, 2031
Watterson Renewalco Holdings, LLC	Revolver	366,292	0.50%	July 2, 2029
WER Holdings, LLC**	Revolver	203,316	0.50%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	787,878	1.00%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	572,968	1.00%	April 11, 2030
	Total Unfunded Commitments	$90,185,363

* Included in this investment is a Line of Credit (“LOC”) in the amount of $71,794, with a LOC rate of 5.25% and a maturity of July 1, 2028.

The accompanying notes are an integral part of these Consolidated Financial Statements.

STELLUS PRIVATE CREDIT BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2026

(unaudited)

** Included in this investment is a Line of Credit in the amount of $33,000, with a LOC rate of 5.50% and a maturity of April 11, 2030.

(5)	These loans include an interest rate floor feature that is lower than the applicable rates; therefore, the floor is not in effect.
(6)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.1% of the Company’s total assets as of June 30, 2026.
(7)	This loan is a unitranche investment.
(8)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(9)	Security is income producing through dividends or distributions.
(10)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issue.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $696,773, with an unfunded rate of 0.00% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(12)	Investment has been on non-accrual since August 21, 2024. The stated coupon rate is presented for reference, but both the cash and PIK interest rates are reflected as 0% to indicate that, consistent with the Company’s revenue recognition policy, no interest income is currently being accrued or recognized.
(13)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $128,780 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.
(14)	The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028.
(15)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,210,120 with an unfunded rate of 0.50% and a maturity of June 22, 2029. The Company has full discretion to fund the revolver commitment.
(16)	Included in this investment is an unfunded equity commitment amount of $74,849.
(17)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control Investments. We did not have any investments in portfolio companies which exceeded 5% of our total assets.

		December 31, 2025	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	June 30, 2026	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
Watterson Renewalco Holdings, LLC
Term Loan	First Lien	$-	$3,050,467	$-	$-	$-	$3,050,467	$509
Term Loan (PBDC SPV)	First Lien	-	978,748	-	-	-	978,748	163
Watterson Renewalco Holdings, LLC Common Units	Equity	-	-	-	-	-	-	-
Watterson Renewalco Holdings, LLC Common Units (PBDC SPV)	Equity	-	-	-	-	-	-	-
Watterson Renewalco Holdings, LLC Preferred Units	Equity	-	1,529,689	-	-	-	1,529,689	-
Watterson Renewalco Holdings, LLC Preferred Units (PBDC SPV)	Equity	-	490,803	-	-	-	490,803	-
Total non-controlled, affiliated investments		$-	$6,049,707	$-	$-	$-	$6,049,707	$672

(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(b) Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.

(c) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the control category.

(18)	Investments held by the PBDC SPV subsidiary (as defined in Note 1 to the Consolidated Financial Statements contained herein), which include $3,248,113 of cash and $122,265,499 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the PBDC SPV subsidiary.

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

*** Included in this investment is LOC in the amount of $33,000 with LOC rate of 5.50% and a maturity of April 11, 2030.

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

June 30, 2026

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

As of June 30, 2026, the Company has issued a total of 13,716,206 common shares of beneficial interest in connection with draw downs of $167,500,000 of outstanding capital commitments, share purchases of $58,577,870 by investors pursuant to immediate share issuance subscription agreements, and $4,346,067 from dividend reinvestments pursuant to our dividend reinvestment plan (“DRIP”) for total contributed capital of $230,423,937. As of June 30, 2026, the Company had $50,187,318 in uncalled capital commitments pursuant to draw down subscription agreements.

On August 15, 2024, the Company commenced a quarterly share repurchase program pursuant to which the Company intends to repurchase, in each quarter, up to 5% of the common shares of beneficial interest outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. As of June 30, 2026, the Company repurchased 1,203,922 common shares of beneficial interest at a weighted-average purchase price of $15.20.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

federal income tax purposes, such as certain limited liability companies or other entities or arrangements that are treated as pass-through entities. The Taxable Subsidiary is consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by the Taxable Subsidiary are included in the Consolidated Financial Statements.

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies” (as defined in the 1940 Act). Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States., (ii) is not an investment company that are wholly owned subsidiaries of a BDC or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250,000,000 or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4,000,000 and capital and surplus of not less than $2,000,000.

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

Additionally, in accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (including any preferred stock that we may issue in the future) of at least 150%, subject to meeting certain conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 197% and 198%, respectively.

The Company’s investment objective is to maximize the total return to its shareholders in the form of current income and capital appreciation through debt and related equity investments in lower middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5,000,000 to $50,000,000 of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and unsecured debt financing, with corresponding equity co-investments. The Company sources investments primarily through the extensive network of relationships that the principals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10 Q and Article 10 of Regulation S-X under the Exchange Act. Accordingly, certain disclosures accompanying the consolidated annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the Consolidated Financial Statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2025.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, the Company has observed and continues to observe macroeconomic uncertainty as a result of various events and trends, including labor resource shortages, commodity inflation, fluctuating interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs on the United States or its trading partners, and the global conflict in the Middle East, including Iran. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Investment Classification

The Company classifies its portfolio investments in accordance with the requirements of the 1940 Act as follows: (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation; and (c) “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

Cash and Cash Equivalents

As of June 30, 2026, cash balances totaling $121,807 did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000.

In addition, at June 30, 2026, the Company held $4,621,357 in cash equivalents such as money market mutual funds, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

Cash consists of bank demand deposits. We deem certain money market mutual funds, U.S. Treasury Bills, and other high-quality, short-term debt securities as cash equivalents.

Fair Value Measurements

We account for all of our financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as receivables and payables approximate the fair value of these items due to the short maturity of these instruments. These are considered Level 2 in the fair value hierarchy. The carrying values of our Credit Facilities (defined below) approximates fair value because the interest rates adjust to the market interest rates (Level 3 classification). Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facilities. See Note 6 to the Consolidated Financial Statements for further discussion regarding the fair value measurements and hierarchy.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

Deferred Offering Costs

Costs associated with the offering of common shares of beneficial interest of the Company are capitalized as deferred offering expenses and included on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period beginning with the Commencement of Operations or the date of incurrence, thereafter. These expenses include legal, accounting, printing fees and other related expenses and costs incurred in connection with preparing the offering documents relating to the Private Offering. As of June 30, 2026 and December 31, 2025, $36,097 and $60,993 of such offering costs had yet to be amortized, respectively.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

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

A presentation of the interest income we have received from portfolio companies for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loan interest	$8,586,731	$8,034,067	$16,972,832	$15,549,630
PIK interest	402,437	130,057	629,431	197,731
Fee amortization income(1)	434,262	342,089	841,422	651,448
Fee income acceleration(2)	118,121	33,177	326,997	43,739
Total Interest Income	$9,541,551	$8,539,390	$18,770,682	$16,442,548
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of income. As of June 30, 2026, the Company had loans to one portfolio company on non-accrual status, which represented approximately 1.5% of the Company’s loan portfolio at cost and 1.5% at fair value. As of June 30, 2026 and December 31, 2025, $1,829,484 and $1,345,521 of income from investments on non-accrual has not been accrued, respectively. As of December 31, 2025, the Company had loans to one portfolio company on non-accrual status, which represented approximately 1.6% of the Company’s loan portfolio at cost and 1.5% at fair value. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

Foreign currency amounts are translated into U.S. Dollars on the following basis:

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

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

Current income tax expense estimates for the three and six months ended June 30, 2026 of $3,910 and $46,251, respectively, is related to federal excise taxes. Current income tax expense estimates for the three and six months ended June 30, 2025 of $14,758 and $17,107, respectively, is related to federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of June 30, 2026, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and six months ended June 30, 2026 and 2025.

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

For the three and six months ended June 30, 2026, the Company recorded deferred income tax (provision) benefit of ($227,175) and ($369,546) related to the Taxable Subsidiary, respectively. For the three and six months ended June 30, 2025, the Company recorded deferred income tax (provision) of ($23,593) and $38,266, respectively, related to the

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

Taxable Subsidiary. In addition, as of June 30, 2026 and December 31, 2025, the Company had a deferred tax liability of $708,155 and $338,611, respectively.

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

Distributable Earnings

The components that make up total distributable earnings on the Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Accumulated net realized gain from investments, net of cumulative dividends of $527,750 for both periods	$(2,142,197)	$1,589,382
Net realized gain on foreign currency translations	123,020	157,562
Net unrealized appreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $708,155 and $338,611, respectively	8,685,184	2,974,092
Net unrealized appreciation on foreign currency translations	8,712	27,239
Accumulated undistributed net investment loss	(2,585,204)	(1,188,644)
Total distributable earnings	$4,089,515	$3,559,631

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of the new guidance.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

On June 16, 2026, shareholders of the Company approved a new investment advisory agreement (the “Advisory Agreement”) by and between the Company and the Advisor, pursuant to which the Advisor will continue to provide investment advisory services to the Company. On June 22, 2026, the Company entered into the Advisory Agreement upon the closing of the acquisition of Stellus Capital Management by Ridgepost Capital, LLC, which resulted in a change in control of the Advisor. Ridgepost Capital, LLC’s parent company, Ridgepost Capital, Inc., is a reporting company listed on the New York Stock Exchange. The terms of the Advisory Agreement are identical to the prior investment advisory agreement, dated January 7, 2022, by and between the Company and the Advisor (the “Prior Advisory Agreement”), including with respect to the advisory fees payable by the Company to the Advisor, other than the date and term thereof. The base management fee and incentive fees under the Advisory Agreement are calculated in a manner identical to that of the Prior Advisory Agreement. The Advisory Agreement will continue in effect for an initial two year period from June 22, 2026, its effective date, and thereafter from year-to-year, provided that such continuance is specifically approved at least annually by (A) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (B) the vote of a majority of the Company’s directors who are not parties to the Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act.

Pursuant to the Advisory Agreement, the Company has agreed to pay the Advisor an annual base management fee of 1.50% of gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents, and the Incentive Fee (as defined below) (the “Base Management Fee”). In addition, pursuant to the fee waiver letter agreement as part of the Prior Advisory Agreement, the Advisor agreed to waive the base management fee in its entirety until September 2024. For periods thereafter ending on or prior to the date of the quotation or listing of the Company’s common shares of beneficial interest on a national securities exchange, the Advisor has agreed to waive the base management fee in excess of 1.00%. For the three and six months ended June 30, 2026, the Company accrued management fees of $1,514,461 and $2,958,030, respectively, of which $504,820 and $986,010 have been waived by the Advisor pursuant to the terms of the Advisory Agreement, respectively. For the three and six months ended June 30, 2025, the Company accrued management fees of $1,196,103 and $2,231,932, respectively, all of which have been waived. The Base Management Fees that have been waived by the Advisor are not subject to recoupment. The Base Management Fee will be payable quarterly in arrears and be appropriately prorated for any partial quarter.

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

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

For the three and six months ended June 30, 2026, the Company paid Income Incentive Fees of $632,714 and $1,288,621, respectively. For the three and six months ended June 30, 2026, $217,544 and $436,179, respectively, of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange. For the three and six months ended June 30, 2025, the Company paid Income Incentive Fees of $625,799 and $1,204,114, respectively. For the three and six months ended June 30, 2025, $208,600 and $401,371 of Income Incentive Fees accrued were waived, pursuant to the 5% waiver prior to any listing of our shares on a national securities exchange.

As of June 30, 2026 and December 31, 2025, $498,025 and $544,620, respectively, of such Income Incentive Fees were payable to the Advisor, of which $417,903 and $471,979, respectively, are currently payable (as explained below). As of June 30, 2026 and December 31, 2025, $79,736 and $72,641, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For both the three and six months ended June 30, 2026, no Income Incentive Fees were deferred pursuant to the Cumulative Pre-Incentive Fee Net Return

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

limitation and are not currently payable. The Income Incentive Fees that have been waived by the Advisor are not subject to recoupment.

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

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income incentive fee incurred	$632,714	$625,799	$1,288,621	$1,204,114
Capital gain incentive fee incurred	223,137	109,594	192,644	272,733
Income incentive fee waiver	(217,544)	(208,600)	(436,179)	(401,371)
Incentive fee expense	$638,307	$526,793	$1,045,086	$1,075,476

	June 30, 2026	December 31, 2025
Investment income incentive fee currently payable	$417,903	$471,979
Investment income incentive fee deferred	80,122	72,641
Capital gains incentive fee deferred	720,247	527,603
Incentive fee payable	$1,218,272	$1,072,223

Expense Support and Conditional Reimbursement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor under which the Advisor has contractually agreed to reimburse expenses, beginning with the Commencement of Operations, to keep annual operating expenses to be no more than an amount equal to 12.5 basis points of the Company’s total assets per quarter (50 basis points of its total assets per annum), pro-rated for partial periods, for the covered operating expenses (as defined below). The contractual fee reimbursements may be modified or terminated only with the approval of the Board, including a majority of the Independent Trustees. For purposes of the

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

reimbursed expense calculations, covered operating expenses do not include organizational and offering expenses; costs relating to the offerings of the Company’s common shares of beneficial interest and other securities (including underwriting, placement agent and similar fees and commissions); interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings; U.S. federal, state and local taxes; all costs of registration and listing the Company’s shares on any securities exchange; investment advisory and management fees payable to the Advisor; and third-party investor hosting and similar platforms and service providers. For the three and six months ended June 30, 2026, the Company recorded expense reimbursements of $31,823 and $173,998, respectively. For the three and six months ended June 30, 2025, the Company recorded expense reimbursements of $43,764 and $128,142, respectively.

Reimbursements made by the Advisor with respect to the Company, pursuant to the Expense Support Agreement, are subject to recoupment from the Company within a three year time period, provided that the Company is able to effect such payment to the Advisor without exceeding the applicable expense limitations in effect at the time such reimbursements occurred.

As of June 30, 2026, expenses reimbursed by the Advisor included in the Consolidated Statements of Operations, subject to recoupment by the Company over three years is as follows:

For the Three	Amount Subject	Amount	Balance Subject	Date of
Months Ended	to Recoupment	Recouped	to Recoupment	Expiration
September 30, 2023	82,743	—	82,743	September 30, 2026
December 31, 2023	126,539	—	126,539	December 31, 2026
March 31, 2024	197,775	—	197,775	March 31, 2027
June 30, 2024	77,042	—	77,042	June 30, 2027
September 30, 2024	128,331	—	128,331	September 30, 2027
December 31, 2024	161,473	—	161,473	December 31, 2027
March 31, 2025	84,378	—	84,378	March 31, 2028
June 30, 2025	43,764	—	43,764	June 30, 2028
September 30, 2025	1,615	—	1,615	September 30, 2028
December 31, 2025	2,580	—	2,580	December 31, 2028
March 31, 2026	142,175	—	142,175	March 31, 2029
June 30, 2026	31,823	—	31,823	June 30, 2029
Totals	$1,080,238	$—	$1,080,238

The following tables summarize the components of the expenses reimbursed/fees waived by the Advisor included in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Management fee waiver	$504,820	$398,700	$986,010	$743,977
Income incentive fee waiver	217,544	208,600	436,179	401,371
Expense support and conditional reimbursement	31,823	43,764	173,998	128,142
Expenses reimbursed/fees waived by Advisor	$754,187	$651,064	$1,596,187	$1,273,490

Trustees’ Fees

Each Independent Trustee of the Board is paid an annual board retainer of $50,000, payable in quarterly installments. The Company reimburses Independent Trustees for any out-of-pocket expenses related to their service as members of the Board. The Independent Trustees of the Board do not receive any stock-based compensation for their

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

service as members of the Board. The Company’s Interested Trustees, who are employed by Stellus Capital Management, do not receive any compensation for their service as members of the Board. In addition, the Audit Committee Chairman is paid an additional annual retainer of $10,000.

For the three and six months ended June 30, 2026 and 2025, the Company recorded an expense relating to trustees’ fees of $40,000 and $80,000, respectively. As of both June 30, 2026 and December 31, 2025, no trustees’ fees were payable to the Company’s trustees.

Co-Investment Pursuant to SEC Order

On May 9, 2022, the Company received an exemptive order (the “Order”) from the SEC that permits it to co-invest with investment funds managed by the Advisor and its affiliates where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting the Company to co-invest with other funds managed by the Advisor and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned; (2) the transaction is consistent with the interests of its shareholders and is consistent with the Company’s investment objectives and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit the Advisor, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

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

June 30, 2026

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

The Board, including a majority of the Independent Trustees, will review the reimbursement payments made by the Company to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the reimbursement payments under the Administration Agreement are reasonable in light of the services provided. For the three and six months ended June 30, 2026, the Company recorded expenses of $190,230 and $383,323, respectively, relating to the Administration Agreement. For the three and six months ended June 30, 2025, the Company recorded expenses of $124,476 and $238,899, respectively, relating to the Administration Agreement. As of June 30, 2026 and December 31, 2025, $190,230 and $184,056, respectively, remained payable to Stellus Capital Management under the Administration Agreement.

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

June 30, 2026

(unaudited)

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

For the three and six months ended June 30, 2026, the Company declared aggregate distributions of $0.34 and $0.69 per share on its common shares of beneficial interest, respectively. The distributions per share on a weighted average share basis in the Consolidated Statements of Operations includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end. The Company has declared aggregate distributions of $6.82 per share on its common shares of beneficial interest since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2022			$0.87
Fiscal 2023	Various		$1.82
Fiscal 2024			$1.98
Fiscal 2025			$1.46
Fiscal 2026
January 16, 2026	January 20, 2026	January 30, 2026	$0.1167
January 16, 2026	February 2, 2026	February 27, 2026	$0.1167
January 16, 2026	March 2, 2026	March 31, 2026	$0.1167
April 14, 2026	April 15, 2026	April 30, 2026	$0.1133
April 14, 2026	May 4, 2026	May 29, 2026	$0.1133
April 14, 2026	June 1, 2026	June 30, 2026	$0.1133
Total			$6.82
(1)	Distributions for the year ended 2025, 2024, 2023, and 2022 are shown in aggregate amounts.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The Company issued 20,141 and 43,896 shares through the DRIP for the three and six months ended June 30, 2026, respectively. The Company issued 21,447 and 42,731 shares through the DRIP for the three and six months ended June 30, 2025, respectively.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

As of June 30, 2026, the Company has issued a total of 15,310,795 common shares of beneficial interest in connection with draw downs of $167,500,000 from outstanding capital commitments and share purchases of $58,577,870 by investors pursuant to immediate share issuance subscription agreements and $4,346,067 from dividend reinvestments for total contributed capital of $230,423,937. As of June 30, 2026, the Company had $50,187,318 in uncalled capital commitments pursuant to draw down subscription agreements.

				Organizational		Offering
	Common Shares	Number of	Gross	Expense	Net	Price
Type of Common Shares Issuance	Issuance Date	Shares	Proceeds	Allocation(1)	Proceeds(2)	Per Share
Dividend reinvestment	January 30, 2026	8,262	$125,577	$-	$125,577	$15.20
Immediate share issuance	February 2, 2026	183,902	2,797,151	11,849	2,809,000	15.21
Share repurchase program	February 26, 2026	(357,092)	(5,431,365)	-	(5,431,365)	15.21
Immediate share issuance	February 27, 2026	1,309	19,916	84	20,000	15.21
Dividend reinvestment	February 27, 2026	7,720	117,425	-	117,425	15.21
Dividend reinvestment	March 31, 2026	7,773	118,229	-	118,229	15.21
Total net (decrease) for the three months ended March 31, 2026		(148,126)	$(2,253,067)	$11,933	$(2,241,134)
Dividend reinvestment	April 30, 2026	7,638	$115,569	$-	$115,569	$15.13
Capital draw down	May 1, 2026	660,941	10,000,000	-	10,000,000	15.13
Share repurchase program	May 1, 2026	(390,667)	(5,910,786)	-	(5,910,786)	15.13
Immediate share issuance	May 1, 2026	4,936	74,684	316	75,000	15.13
Immediate share issuance	May 29, 2026	23,050	348,522	1,478	350,000	15.12
Dividend reinvestment	May 29, 2026	6,231	94,339	-	94,339	15.14
Immediate share issuance	June 12, 2026	46,100	697,037	2,963	700,000	15.12
Capital draw down	June 30, 2026	330,687	5,000,000	-	5,000,000	15.12
Immediate share issuance	June 30, 2026	47,747	721,944	3,056	725,000	15.12
Dividend reinvestment	June 30, 2026	6,272	94,951	-	94,951	15.14
Total net increase for the three months ended June 30, 2026		742,935	$11,236,260	$7,813	$11,244,073
Total net increase for the six months ended June 30, 2026		594,809	$8,983,193	$19,746	$9,002,939
(1)	Pro rata expense of organizational and offering costs incurred by the Company in connection with the Company’s formation and offerings. The Organizational Expense Allocation represents a reduction to capital commitments to investors subsequent to the initial closing.
(2)	Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of June 30, 2026, in the amount of $1,144,294, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed net investment income).

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

Share Repurchase Program

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn prior to the expiration of the applicable tender offer as of June 30, 2026:

	5% of Shares					Redemption
Type of Common	Offered	Common Shares	Number of	Percentage of	Net Repurchase	Price
Shares Issuance	for Repurchase	Redemption Date	Shares Repurchased	Shares Repurchased	Amount	Per Share
Share repurchase program	469,527	September 19, 2024	373,094	4.0%	5,667,305	15.19
Share repurchase program	469,749	December 31, 2024	132,978	1.4%	1,999,989	15.04
Share repurchase program	535,755	April 2, 2025	22,609	0.2%	342,751	15.16
Share repurchase program	543,666	July 24, 2025	141,270	1.3%	2,160,019	15.29
Share repurchase program	556,353	October 24, 2025	176,879	1.6%	2,697,405	15.25
Share repurchase program	618,571	February 26, 2026	357,092	2.9%	5,431,365	15.21
Share repurchase program	656,070	May 1, 2026	390,667	3.0%	5,910,786	15.13
Total			1,203,922		$18,298,834

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE OF BENEFICIAL INTEREST

The following information sets forth the computation of net increase in net assets resulting from operations per common share of beneficial interest for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase in net assets resulting from operations	$5,927,795	$4,741,142	$9,588,797	$9,305,199
Weighted average common shares of beneficial interest	13,187,428	10,935,215	13,150,920	10,851,870
Net increase in net assets from operations per share	$0.45	$0.43	$0.73	$0.86

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

At June 30, 2026, the Company had investments in 77 portfolio companies. The composition of our investments as of June 30, 2026 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$388,406,745	$388,326,364
Unsecured Debt	23,201	23,201
Equity	21,695,204	31,177,636
Total Investments	$410,125,150	$419,527,201
(1)	Includes unitranche investments, which accounted for 6.4% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risks associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

At December 31, 2025, the Company had investments in 74 portfolio companies. The composition of our investments as of December 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$378,828,458	$376,249,762
Unsecured Debt	27,731	30,447
Equity	17,935,793	23,851,715
Total Investments	$396,791,982	$400,131,924
(1)	Includes unitranche investments, which accounted for 6.4% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risks associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had 61 and 59 of such investments with aggregate unfunded commitments of $90,260,212 and $95,612,051, respectively. The Company maintains sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) to fund such unfunded commitments should the need arise.

The aggregate gross unrealized appreciation (depreciation) and the aggregate cost and fair value of the Company’s portfolio company securities as June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Aggregate cost of portfolio company securities	$410,125,150	$396,791,982
Gross unrealized appreciation of portfolio company securities	15,956,027	12,170,075
Gross unrealized depreciation of portfolio company securities	(6,562,688)	(8,857,372)
Gross unrealized appreciation on foreign currency translation	10,125	27,239
Gross unrealized depreciation on foreign currency translation	(1,413)	—
Aggregate fair value of portfolio company securities	$419,527,201	$400,131,924

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2026 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$388,326,364	$388,326,364
Unsecured Debt	—	—	23,201	23,201
Equity	—	—	31,177,636	31,177,636
Total Investments	$—	$—	$419,527,201	$419,527,201

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2025 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$376,249,762	$376,249,762
Unsecured Debt	—	—	30,447	30,447
Equity	—	—	23,851,715	23,851,715
Total Investments	$—	$—	$400,131,924	$400,131,924

The changes in aggregate values of Level 3 portfolio investments during the six months ended June 30, 2026 are as follows:

	Senior Secured
	Loans-First	Unsecured		Total
	Lien	Debt	Equity	Investments
Fair value at December 31, 2025	$376,249,762	$30,447	$23,851,715	$400,131,924
Purchases of investments	66,123,524	23,191	3,993,835	70,140,550
Payment-in-kind interest	626,816	2,615	—	629,431
Sales and Redemptions	(53,949,978)	(30,336)	(234,423)	(54,214,737)
Realized loss on investments	(3,810,360)	—	—	(3,810,360)
Change in unrealized appreciation on investments included in earnings	2,498,318	416	3,581,904	6,080,638
Change in unrealized depreciation on foreign currency translation included in earnings	—	(3,132)	(15,395)	(18,527)
Amortization of premium and accretion of discount, net	588,282	—	—	588,282
Fair value at June 30, 2026	$388,326,364	$23,201	$31,177,636	$419,527,201

There were no Level 3 transfers during the six months ended June 30, 2026.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Florida	$57,296,486	$57,106,042	13.61%
New York	47,453,206	48,946,112	11.67%
Texas	44,765,090	45,744,703	10.90%
California	25,097,459	26,082,716	6.22%
Pennsylvania	20,721,686	22,045,652	5.25%
Arizona	16,585,971	17,669,499	4.21%
Virginia	15,401,081	15,940,862	3.80%
Michigan	14,845,679	15,112,448	3.60%
Canada	14,833,832	14,714,907	3.51%
Illinois	14,540,205	14,541,695	3.47%
Tennessee	15,497,550	14,451,294	3.44%
Missouri	13,572,671	13,708,079	3.27%
Iowa	13,276,106	13,292,686	3.17%
Colorado	12,130,558	12,104,257	2.89%
United Kingdom	11,062,534	10,634,588	2.53%
North Carolina	9,344,112	9,431,006	2.25%
District of Columbia	8,564,943	8,918,066	2.13%
Ohio	5,808,867	8,475,928	2.02%
Minnesota	7,511,662	8,102,692	1.93%
Massachusetts	7,670,978	7,682,033	1.83%
Oregon	7,258,742	7,517,758	1.79%
Wisconsin	7,247,185	7,399,958	1.76%
Louisiana	6,586,430	6,774,824	1.61%
Idaho	3,785,007	3,797,193	0.91%
Georgia	3,513,192	3,545,568	0.85%
Maryland	3,313,145	3,303,224	0.79%
New Jersey	2,283,461	2,273,289	0.54%
South Carolina	157,312	210,122	0.05%
Total Investments	$410,125,150	$419,527,201	100.00%

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of June 30, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$101,607,255	$103,701,073	24.72%
Healthcare & Pharmaceuticals	63,218,090	64,354,225	15.34%
Capital Equipment	49,177,822	51,431,332	12.26%
High Tech Industries	35,719,426	37,537,849	8.95%
Media: Advertising, Printing & Publishing	25,519,766	24,707,442	5.89%
Construction & Building	21,921,782	23,456,120	5.59%
Services: Consumer	20,496,296	20,581,634	4.91%
Consumer Goods: Non-Durable	17,091,117	18,561,074	4.42%
Beverage & Food	17,040,064	16,937,430	4.04%
Media: Diversified & Production	11,062,534	10,634,588	2.53%
Consumer Goods: Durable	8,700,069	9,073,230	2.16%
Chemicals, Plastics, & Rubber	8,895,897	8,970,775	2.14%
Energy: Oil & Gas	8,608,724	8,915,605	2.13%
Retail	7,510,265	7,527,504	1.79%
Environmental Industries	7,476,749	7,046,837	1.68%
Wholesale	6,079,294	6,090,483	1.45%
Total Investments	$410,125,150	$419,527,201	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$89,567,846	$88,693,867	22.18%
High Tech Industries	49,010,176	50,269,878	12.56%
Healthcare & Pharmaceuticals	48,453,123	49,442,697	12.36%
Capital Equipment	39,615,369	41,025,852	10.25%
Media: Advertising, Printing & Publishing	25,391,544	24,600,455	6.15%
Construction & Building	22,265,430	22,580,411	5.64%
Services: Consumer	20,534,718	20,334,410	5.08%
Consumer Goods: Non-Durable	17,729,105	19,164,105	4.79%
Beverage & Food	16,571,541	16,445,790	4.11%
Chemicals, Plastics, & Rubber	14,236,397	14,131,809	3.53%
Media: Diversified & Production	12,111,013	11,899,148	2.97%
Consumer Goods: Durable	8,379,684	8,649,708	2.16%
Energy: Oil & Gas	8,144,225	8,500,887	2.12%
Environmental Industries	7,603,889	7,162,621	1.79%
Retail	6,547,870	6,545,924	1.64%
Wholesale	5,886,684	5,873,214	1.47%
Hotel, Gaming, & Leisure	4,743,368	4,811,148	1.20%
Total Investments	$396,791,982	$400,131,924	100.00%

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2026. During the six months ended June 30, 2026, investments valued at $24,171,094 changed valuation methods from transaction

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

value to the income and market approaches due to the transaction price no longer being reflective of current market conditions.

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)(2)
First lien debt	$361,288,469	Income approach(1)	HY credit spreads	-1.73% to 13.46% (0.18%)
			Risk free rates	-0.38% to 2.32% (0.33%)
	$10,303,452	Market approach(1)	Market multiples	8.0x to 11.3x (9.3x)(3)
	$16,734,443	Transaction value	Transaction price	N/A

Unsecured debt	$23,201	Income approach	HY credit spreads	-0.59% to -0.59% (-0.59%)
			Risk free rates	-0.31% to -0.31% (-0.31%)

Equity investments	$29,086,314	Market approach(4)	EBITDA multiple	4.0x to 18.1x (10.8x)
			Revenue multiple	7.2x to 7.2x (7.2x)
	$2,091,322	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$419,527,201
(1)	Weighted average based on fair value as of June 30, 2026.
(2)	Income approach is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (1.73)% ( (173) basis points) to 13.46% (1346 basis points). The average of all changes was 0.18% (18 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

As of June 30, 2026, the Company had $90,260,212 in unfunded commitments to 61 existing portfolio companies. As of December 31, 2025, the Company had $95,612,051 in unfunded commitments to 59 existing portfolio companies. As of June 30, 2026, the Company had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	Six Months Ended
	June 30, 2026		June 30, 2025
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$15.21		$15.16
Net investment income	0.58		0.64
Change in unrealized appreciation on investments	0.46		0.21
Provision for taxes on net unrealized appreciation on investments	(0.02)		—
Net realized gain	(0.29)		0.01
Total from operations	$0.73		$0.86
Stockholder distributions from:
Net investment income	(0.69)		(0.72)
Other(2)	—		(0.01)
Net asset value at end of period	$15.25		$15.29
Total return based on market value(3)	4.79%		5.63%
Weighted average shares outstanding	13,150,920		10,851,870
Ratio/Supplemental Data:
Net assets at end of period	$209,143,392		$170,165,477
Weighted average net assets	$200,270,004		$164,817,819
Annualized ratio of net operating expenses to weighted average net assets(4)	11.81%		12.01%
Annualized ratio of interest expense and other fees to weighted average net assets	7.38%		7.66%
Annualized ratio of net investment income to weighted average net assets(4)	7.72%		8.51%
Portfolio turnover(5)	11.50%		4.44%
Credit Facilities payable	$216,000,000		$173,100,000
Asset coverage ratio(6)	1.97	x	1.98	x
(1)	Financial highlights are based on weighted average shares outstanding for the period.
(2)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Net of 1.61% and 3.75% for the six months ended June 30, 2026 and 2025, respectively, from expenses reimbursed and fees waived by the Advisor. Additionally, these ratios include the impact of income tax provision on net unrealized appreciation in Taxable Subsidiary of ($369,546) and $38,266 for the six months ended June 30, 2026 and 2025, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit on net unrealized appreciation to weighted average net assets for the six months ended June 30, 2026 and 2025 is (0.18)% and 0.02%, respectively.
(5)	Portfolio turnover is calculated as the lesser of purchases or sales and proceeds from sales and repayments of investments divided by average portfolio balance and is not annualized.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held, outside of the portfolio of securities and cash held by PBDC SPV. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of June 30, 2026 and December 31, 2025, the Company was in compliance with these covenants.

As of June 30, 2026 and December 31, 2025, there was $141,000,000 and $128,650,000, respectively, outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,858,331 in connection with the Credit Facility, which are being amortized over the life of the facility. As of June 30, 2026 and December 31, 2025, $2,220,478 and $2,637,237 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facilities payable.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	June 30, 2026	December 31, 2025
Credit Facility payable	$141,000,000	$128,650,000
Prepaid loan structure fees	(2,220,478)	(2,637,237)
Credit Facility payable, net of prepaid loan structure fees	$138,779,522	$126,012,763

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$2,401,125	$2,212,583	$4,572,296	$4,217,823
Loan structure fees amortization	217,833	103,211	434,111	196,743
Total interest and other fees	$2,618,958	$2,315,794	$5,006,407	$4,414,566
Weighted average interest rate	6.5%	7.4%	6.6%	7.3%
Effective interest rate (including fee amortization)	7.1%	7.7%	7.2%	7.7%
Average debt outstanding	$148,967,033	$121,434,066	$140,425,691	$116,110,773
Cash paid for interest and unused fees	$2,264,454	$2,244,868	$4,642,343	$4,194,458

SPV Facility

On August 1, 2024, as amended on October 2, 2025, the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for the SPV Facility by and among PBDC SPV, as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, Citibank, N.A., as collateral agent and collateral custodian, Alter Domus (US) LLC, as collateral administrator, and the lenders that are party thereto from time to time. The SPV Facility provides for $75,000,000 of commitments with an accordion feature that allows for an additional $25,000,000 of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Advances under the SPV Facility bear interest at three-month Term SOFR (as defined in the Loan Agreement) plus an applicable margin of 2.25% during the revolving period ending on August 1, 2027 and three-month Term SOFR plus an applicable margin of 2.60% thereafter. The Loan Agreement provides for an unused commitment fee, from the effective date of the Loan Agreement through October 2, 2028, of 0.25% per annum on the unused commitments if PBDC SPV’s credit facility utilization is greater than or equal to 80%, and otherwise, 0.50% per annum on the unused commitments, and other customary fees. The SPV Facility will mature on October 2, 2031.

As of both June 30, 2026 and December 31, 2025, there was $75,000,000 outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $938,626 in connection with the SPV Facility, which are being amortized over the life of the facility. As of June 30, 2026 and December 31, 2025, $652,939 and $731,092 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the Credit Facilities payable.

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

	June 30, 2026	December 31, 2025
SPV Facility payable	$75,000,000	$75,000,000
Prepaid loan structure fees	(652,939)	(731,092)
SPV Facility payable, net of prepaid loan structure fees	$74,347,061	$74,268,908

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the three and six months ended June 30, 2026:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$1,073,931	$857,591	$2,135,449	$1,709,316
Facility agent fee	47,396	31,597	109,896	62,847
Loan structure fees amortization	41,488	36,228	80,069	71,042
Total interest and other fees	$1,162,815	$925,416	$2,325,414	$1,843,205
Weighted average interest rate	5.7%	6.9%	5.7%	6.9%
Effective interest rate (including fee amortization)	6.2%	7.4%	6.3%	7.4%
Average debt outstanding	$75,000,000	$50,000,000	$75,000,000	$50,000,000
Cash paid for interest and unused fees	$1,150,087	$898,902	$2,280,810	$1,787,630

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events that require recognition or disclosure in these Consolidated Financial Statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to June 30, 2026:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	July 2, 2026	Blade Landscape Investments, LLC*	Regional provider of commercial landscaping services	$2,250	Equity
New Investment	July 16, 2026	Emergent Software	Microsoft-centric data, AI, and cloud IT services partner	$2,246,180	Senior Secured – First Lien
				$1,871,817	Delayed Draw Term Loan Commitment
				$500,000	Revolver Commitment
				$222,653	Equity
New Investment	August 5, 2026	LJ Welding Automation Ltd.	Manufacturer of material handling and welding automation systems	$6,969,323	Senior Secured – First Lien
				$500,000	Revolver Commitment
				$276,642	Equity
*	Existing portfolio company

The Company realized the following portfolio company subsequent to June 30, 2026:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	July 27, 2026	MacKenzie-Childs Acquisition, Inc.	Lifestyle home décor brand	$8,116,861	Senior Secured – First Lien

Credit Facilities

As of August 12, 2026, the outstanding balance under the Credit Facility and SPV Facility was $141,300,000 and $75,000,000, respectively.

Dividends Declared

On July 16, 2026, the Board declared a regular monthly dividend for each of July 2026, August 2026, and September 2026 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
7/16/2026	7/17/2026	7/31/2026	$0.1033
7/16/2026	8/3/2026	8/31/2026	$0.1033
7/16/2026	9/1/2026	9/30/2026	$0.1033

NOTE 11 — REPORTABLE SEGMENTS

ASU 2023-07

An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the entity’s chief

STELLUS PRIVATE CREDIT BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Private Credit BDC’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	the competitive market for investment opportunities in which we operate;
●	the return or impact of current and future investments;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Stellus Private BDC Advisor, LLC (the “Advisor”) or Stellus Capital Management, LLC (“Stellus Capital Management”);
●	changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation, and risk of recession; the impact of interest rate volatility on our business and our portfolio companies;
●	the impact of geopolitical conditions, including revolution, insurgency, terrorism, or war, on financial market volatility, global economic markets, and various markets for commodities;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the ability of our portfolio companies to achieve their objectives;
●	the valuation of our investment in portfolio companies, particularly those having no liquid trading market;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital Management and the Advisor to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies (as defined in the 1940 Act).” Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States, (ii) is not an investment company (other than SBICs (as defined below) that are wholly owned subsidiaries of a BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250,000,000, or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4,000,000 and capital and surplus of not less than $2,000,000.

We have elected to be treated, qualify, and intend to qualify annually, as a RIC under subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2026, we have no reason to believe that we were not in compliance with the RIC requirements. So long as we maintain our status as a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%, subject to certain meeting conditions. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 197% and 198%, respectively.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe macroeconomic uncertainty as a result of various events and trends, including labor resource shortages, commodity inflation, fluctuating interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs on the United States or against its trading partners, and the global conflict in the Middle East, including Iran. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held lower middle-market companies (typically those with $5,000,000 to $50,000,000 of earnings before interest, taxes, depreciation, and amortization (“EBITDA”)) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

As of June 30, 2026, we had $419,527,201 (at fair value) invested in 77 portfolio companies. As of June 30, 2026, our portfolio included approximately 93% of first lien debt, 7% of equity, and less than 1% in unsecured debt investments at fair value. The composition of our investments at cost and fair value as of June 30, 2026 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$388,406,745	$388,326,364
Equity	21,695,204	31,177,636
Total Investments	$410,125,150	$419,527,201
(1)	Includes unitranche investments, which accounted for 6.4% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

As of December 31, 2025, we had $400,131,924 (at fair value) invested in 74 portfolio companies. As of December 31, 2025, our portfolio included approximately 94% of first lien debt and 6% of equity, and less than 1% in unsecured debt investments at fair value. The composition of our investments at cost and fair value as of December 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$378,828,458	$376,249,762
Unsecured Debt	27,731	30,447
Equity	17,935,793	23,851,715
Total Investments	$396,791,982	$400,131,924
(1)	6.4% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2026 and December 31, 2025, we had unfunded commitments of $90,260,212 and $95,612,051, respectively, to provide debt financing to 61 and 59 portfolio companies, respectively. As of June 30, 2026, we had sufficient liquidity (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2026:

			% of Total
	Cost	Fair Value	Investments
Florida	$57,296,486	$57,106,042	13.61%
New York	47,453,206	48,946,112	11.67%
Texas	44,765,090	45,744,703	10.90%
California	25,097,459	26,082,716	6.22%
Pennsylvania	20,721,686	22,045,652	5.25%
Arizona	16,585,971	17,669,499	4.21%
Virginia	15,401,081	15,940,862	3.80%
Michigan	14,845,679	15,112,448	3.60%
Canada	14,833,832	14,714,907	3.51%
Illinois	14,540,205	14,541,695	3.47%
Tennessee	15,497,550	14,451,294	3.44%
Missouri	13,572,671	13,708,079	3.27%
Iowa	13,276,106	13,292,686	3.17%
Colorado	12,130,558	12,104,257	2.89%
United Kingdom	11,062,534	10,634,588	2.53%
North Carolina	9,344,112	9,431,006	2.25%
District of Columbia	8,564,943	8,918,066	2.13%
Ohio	5,808,867	8,475,928	2.02%
Minnesota	7,511,662	8,102,692	1.93%
Massachusetts	7,670,978	7,682,033	1.83%
Oregon	7,258,742	7,517,758	1.79%
Wisconsin	7,247,185	7,399,958	1.76%
Louisiana	6,586,430	6,774,824	1.61%
Idaho	3,785,007	3,797,193	0.91%
Georgia	3,513,192	3,545,568	0.85%
Maryland	3,313,145	3,303,224	0.79%
New Jersey	2,283,461	2,273,289	0.54%
South Carolina	157,312	210,122	0.05%
	$410,125,150	$419,527,201	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2025:

			% of Total
	Cost	Fair Value	Investments
Florida	$57,346,045	$56,972,075	14.24%
Texas	46,485,820	48,069,165	12.01%
New York	46,235,480	47,639,398	11.91%
California	36,369,556	36,736,941	9.18%
Pennsylvania	20,165,108	21,484,667	5.37%
Colorado	16,762,744	16,813,411	4.20%
Canada	15,116,097	15,040,778	3.76%
Illinois	17,990,126	14,729,856	3.68%
Iowa	12,312,643	12,336,066	3.08%
Virginia	11,786,284	11,958,881	2.99%
United Kingdom	12,111,013	11,899,148	2.97%
Arizona	10,470,434	11,317,450	2.83%
Ohio	9,659,944	10,861,854	2.71%
Maryland	10,030,046	9,851,468	2.46%
North Carolina	9,039,546	9,223,446	2.31%
Tennessee	9,983,962	9,098,223	2.27%
Massachusetts	7,698,233	7,730,587	1.93%
Minnesota	7,537,398	7,648,754	1.91%
Oregon	7,281,723	7,589,802	1.90%
Michigan	7,270,222	7,392,085	1.85%
Missouri	5,046,536	5,139,186	1.28%
Louisiana	4,487,910	4,553,598	1.14%
District of Columbia	4,151,925	4,389,381	1.10%
Idaho	4,218,163	4,235,256	1.06%
Georgia	2,389,702	2,431,144	0.61%
South Carolina	2,223,836	2,282,058	0.57%
New Jersey	2,290,508	2,262,230	0.57%
Wisconsin	330,978	445,016	0.11%
	$396,791,982	$400,131,924	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2026:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$101,607,255	$103,701,073	24.72%
Healthcare & Pharmaceuticals	63,218,090	64,354,225	15.34%
Capital Equipment	49,177,822	51,431,332	12.26%
High Tech Industries	35,719,426	37,537,849	8.95%
Media: Advertising, Printing & Publishing	25,519,766	24,707,442	5.89%
Construction & Building	21,921,782	23,456,120	5.59%
Services: Consumer	20,496,296	20,581,634	4.91%
Consumer Goods: Non-Durable	17,091,117	18,561,074	4.42%
Beverage & Food	17,040,064	16,937,430	4.04%
Media: Diversified & Production	11,062,534	10,634,588	2.53%
Consumer Goods: Durable	8,700,069	9,073,230	2.16%
Chemicals, Plastics, & Rubber	8,895,897	8,970,775	2.14%
Energy: Oil & Gas	8,608,724	8,915,605	2.13%
Retail	7,510,265	7,527,504	1.79%
Environmental Industries	7,476,749	7,046,837	1.68%
Wholesale	6,079,294	6,090,483	1.45%
	$410,125,150	$419,527,201	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2025:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$89,567,846	$88,693,867	22.18%
High Tech Industries	49,010,176	50,269,878	12.56%
Healthcare & Pharmaceuticals	48,453,123	49,442,697	12.36%
Capital Equipment	39,615,369	41,025,852	10.25%
Media: Advertising, Printing & Publishing	25,391,544	24,600,455	6.15%
Construction & Building	22,265,430	22,580,411	5.64%
Services: Consumer	20,534,718	20,334,410	5.08%
Consumer Goods: Non-Durable	17,729,105	19,164,105	4.79%
Beverage & Food	16,571,541	16,445,790	4.11%
Chemicals, Plastics, & Rubber	14,236,397	14,131,809	3.53%
Media: Diversified & Production	12,111,013	11,899,148	2.97%
Consumer Goods: Durable	8,379,684	8,649,708	2.16%
Energy: Oil & Gas	8,144,225	8,500,887	2.12%
Environmental Industries	7,603,889	7,162,621	1.79%
Retail	6,547,870	6,545,924	1.64%
Wholesale	5,886,684	5,873,214	1.47%
Hotel, Gaming, & Leisure	4,743,368	4,811,148	1.20%
	$396,791,982	$400,131,924	100.00%

At June 30, 2026, our average portfolio company investment at amortized cost and fair value was approximately $5.3 million and $5.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $11.1 million and $10.6 million, respectively. At December 31, 2025, our average portfolio company investment at amortized cost and fair value was approximately $5.4 million and $5.4 million, respectively, and our largest portfolio company investment at both amortized cost and fair value was $12.1 million.

At June 30, 2026, 95% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 5% bore interest at fixed rates. At December 31, 2025, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 3% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2026 and December 31, 2025 was approximately 9.5% and 9.8%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of June 30, 2026 and December 31, 2025 was approximately 9.0% and 9.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our investments is not the same as a return on investment for our shareholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary’s fees and expenses.

As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $4.7 million and $2.6 million, respectively.

Investment Activity

During the six months ended June 30, 2026, we made an aggregate of $64.0 million of investments in six new portfolio companies and ten existing portfolio companies. During the six months ended June 30, 2026, we received an aggregate of $46.9 million in proceeds from repayments of our investments.

During the six months ended June 30, 2025, we made an aggregate of $51.1 million of investments in six new portfolio companies and five existing portfolio companies. During the six months ended June 30, 2025, we received an aggregate of $14.4 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2026			As of December 31, 2025
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$106.7	25%	19	$77.5	19%	14
2	259.5	62%	48	274.0	68%	51
3	47.0	11%	9	42.5	11%	8
4	6.3	2%	1	6.1	2%	1
Total	$419.5	100%	77	$400.1	100%	74

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As June 30, 2026, we had loans to one portfolio company that was on non-accrual status, which represented approximately 1.5% of our loan portfolio at cost and 1.5% at fair value. As of December 31, 2025, we had loans to one portfolio company that was on non-accrual status, which represented approximately 1.6% of our loan portfolio at cost and 1.5% at fair value. As of June 30, 2026 and December 31, 2025, $1.8 million and $1.3 million of income from investments on non-accrual, respectively, had not been accrued.

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

Comparison of the three and six months ended June 30, 2026 and 2025

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2026 and 2025 (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income(1)	$9.0	$8.4	$17.8	$16.2
PIK interest	0.4	0.1	0.6	0.2
Miscellaneous fees(1)	0.3	0.2	0.8	0.4
Total	$9.7	$8.7	$19.2	$16.8
(1)	For the three and six months ended June 30, 2026, we recognized $0.1 million and $0.4 million, respectively, of non-recurring income related to amendments and early repayments to specific loan positions. For the three and six months ended June 30, 2025, we recognized $0.1 million and $0.1 million, respectively, of non-recurring income related to early repayments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement with Stellus Capital Management and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred or reimbursed by Stellus Capital Management and the Advisor, or payable to third parties, including agents, consultants, or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating, and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common shares of beneficial interest and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of the Advisor’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, and chief financial officer and their respective staffs;
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration;

●	U.S. federal, state, and local taxes;
●	Independent Trustees’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
●	costs and fees associated with any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and
●	all other expenses reasonably incurred by us or the Administrator in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2026 and 2025 (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating Expenses
Management fees	$1.5	$1.2	$3.0	$2.2
Income incentive fee	0.6	0.7	1.3	1.3
Capital gains incentive fee	0.2	0.1	0.2	0.3
Professional fees	0.2	0.2	0.4	0.4
Amortization of deferred offering costs	—	0.1	0.1	0.1
Administrative services expenses	0.3	0.2	0.5	0.3
Valuation fees	—	—	0.1	—
Interest expense and other fees	3.8	3.2	7.2	6.3
Other general and administrative expenses	0.1	0.1	0.2	0.1
Expenses reimbursed/fees waived by Advisor (Note 2)	(0.7)	(0.7)	(1.6)	(1.3)
Net Operating Expenses	$6.0	$5.1	$11.5	$9.8

The increase in operating expenses for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was due to (1) higher interest expense as a result of higher outstanding balances on our Credit Facility and (2) higher management fees due to overall portfolio growth (See Note 2 for further details).

Net Investment Income

For the three months ended June 30, 2026, net investment income was $3.7 million, or $0.28 per common share of beneficial interest (based on 13,187,428 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2026).

For the three months ended June 30, 2025, net investment income was $3.6 million, or $0.33 per common share of beneficial interest (based on 10,935,215 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2025).

For the six months ended June 30, 2026, net investment income was $7.7 million, or $0.58 per common share of beneficial interest (based on 13,150,920 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2026).

For the six months ended June 30, 2025, net investment income was $7.0 million, or $0.64 per common share of beneficial interest (based on 10,851,870 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2025).

The increase in net investment income over the respective periods was due to the increase in revenues as explained in the “Revenues” section above, partially offset by higher expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. There were ($3.8) million and ($3.8) million of realized (losses) on investments for the three and six months ended June 30, 2026, respectively. For each of the three and six months ended June 30, 2025, the Company realized less than $0.1 million of net realized gains related to foreign currency translations.

Proceeds from repayments of investments and amortization of certain other investments for the three and six months ended June 30, 2026 totaled $25.7 million and $46.9 million, respectively.

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

Net change in unrealized appreciation on investments and cash equivalents for the three and six months ended June 30, 2026 totaled $6.3 million and $6.1 million, respectively.

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

The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for U.S. federal income tax purposes and may independently generate income, gains, deductions or losses for U.S. federal income tax purposes, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities of the Taxable Subsidiary are reflected in our Consolidated Financial Statements in accordance with generally accepted accounting principles. For both the three and six months ended June 30, 2026, we recognized a (provision) for income tax on unrealized investments of less than ($0.1) million for the Taxable Subsidiary. For the three months ended June 30, 2026 and 2025, we recognized a provision for income tax on unrealized investments of $0.2 million and less than $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, we recognized a (provision) benefit for income tax on unrealized investments of ($0.4) million and less than $0.1 million for the Taxable

Subsidiary, respectively. As of June 30, 2026 and December 31, 2025, there was $0.7 million and $0.3 million of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2026, net increase in net assets resulting from operations totaled $5.9 million, or $0.45 per common share of beneficial interest (based on 13,187,428 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2026).

For the three months ended June 30, 2025, net increase in net assets resulting from operations totaled $4.7 million, or $0.43 per common share of beneficial interest (based on 10,935,215 weighted-average common shares of beneficial interest outstanding for the three months ended June 30, 2025).

For the six months ended June 30, 2026, net increase in net assets resulting from operations totaled $9.6 million, or $0.73 per common share of beneficial interest (based on 13,150,920 weighted-average common shares of beneficial interest outstanding for the six months ended June 30, 2026).

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

Financial Condition, Liquidity, and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $10.1 million and $29.4 million for the six months ended June 30, 2026 and 2025, respectively, primarily in connection with the purchase of new portfolio investments. Our financing activities for the six months ended June 30, 2026 provided cash of $12.2 million primarily from the issuance and purchase of common shares of beneficial interest, net. Our financing activities for the six months ended June 30, 2025 provided cash of $30.9 million primarily from the issuance of common shares of beneficial interest.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150%, subject to meeting certain conditions. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 197% and 198%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of common shares of beneficial interest and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $4.7 million and $2.6 million, respectively.

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

Our obligations to the lenders under the Credit Facility are secured by a first priority security interest in its portfolio of securities and cash held. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments, and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a certain minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of June 30, 2026 and December 31, 2025, we were in compliance with these covenants.

As of June 30, 2026 and December 31, 2025, there were $141.0 million and $128.6 million outstanding borrowings under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $3.9 million in connection with the current Credit Facility, which are being amortized over the life of the facility. As of June 30, 2026 and December 31, 2025, $2.2 million and $2.6 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from Credit Facilities payable.

	June 30, 2026	December 31, 2025
Credit Facility payable	$141.0	$128.6
Prepaid loan structure fees	(2.2)	(2.6)
Credit Facility payable, net of prepaid loan structure fees	$138.8	$126.0

Interest is paid monthly in arrears. The following table summarizes the interest expense and amortized financing costs on the Credit Facility for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$2.4	$2.2	$4.6	$4.2
Loan structure fees amortization	0.2	0.1	0.4	0.2
Total interest and other fees	$2.6	$2.3	$5.0	$4.4
Weighted average interest rate	6.5%	7.4%	6.6%	7.3%
Effective interest rate (including fee amortization)	7.1%	7.7%	7.2%	7.7%
Average debt outstanding	$149.0	$121.4	$140.4	$116.1
Cash paid for interest and unused fees	$2.3	$2.2	$4.6	$4.2

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

As of June 30, 2026, there was $75.0 million outstanding under the SPV Facility. The carrying amount of the amount outstanding under the SPV Facility approximates its fair value. The fair value of the SPV Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SPV Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $0.8 million in connection with the SPV Facility, which are being amortized over the life of the facility. As of both June 30, 2026 and December 31, 2025, $0.7 million of such prepaid loan structure fees and administration fees had yet to be amortized. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from Credit Facilities payable.

The following is a summary of the SPV Facility, net of prepaid loan structure fees:

	June 30, 2026	December 31, 2025
SPV Facility payable	$75.0	$75.0
Prepaid loan structure fees	(0.7)	(0.7)
SPV Facility payable, net of prepaid loan structure fees	$74.3	$74.3

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized financing costs on the SPV Facility for the three and six months ended June 30, 2026:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$1.1	$0.9	$2.1	$1.6
Facility agent fee	0.1	—	0.1	0.1
Loan structure fees amortization	—	—	0.1	0.1
Total interest and other fees	$1.2	$0.9	$2.3	$1.8
Weighted average interest rate	5.7%	6.9%	5.7%	6.9%
Effective interest rate (including fee amortization)	6.2%	7.4%	6.3%	7.4%
Average debt outstanding	$75.0	$50.0	$75.0	$50.0
Cash paid for interest and unused fees	$1.2	$0.9	$2.3	$1.8

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2026 and December 31, 2025, our off-balance sheet arrangements consisted of $90.3 million and $95.6 million, respectively, of unfunded commitments to provide debt and equity financings to 61 and 59 of our portfolio companies, respectively. As of June 30, 2026, we had sufficient liquidity to fund such unfunded commitments (through cash on hand, its ability to drawdown capital from investors, and/or available borrowings under the Credit Facilities) should the need arise.

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

To maintain our RIC tax treatment, we generally must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our status as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2025, the Company estimates that it has $2.7 million of undistributed taxable income that was carried forward toward distributions to be paid in 2026. The Company intends to distribute any undistributed ordinary income as of December 31, 2025 within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax related to the year ended December 31, 2026.

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

Investment Portfolio

The Company invested in the following portfolio companies subsequent to June 30, 2026:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	July 2, 2026	Blade Landscape Investments, LLC*	Regional provider of commercial landscaping services	$2,250	Equity
New Investment	July 16, 2026	Emergent Software	Microsoft-centric data, AI, and cloud IT services partner	$2,246,180	Senior Secured – First Lien
				$1,871,817	Delayed Draw Term Loan Commitment
				$500,000	Revolver Commitment
				$222,653	Equity
New Investment	August 5, 2026	LJ Welding Automation Ltd.	Manufacturer of material handling and welding automation systems	$6,969,323	Senior Secured – First Lien
				$500,000	Revolver Commitment
				$276,642	Equity
*	Existing portfolio company

The Company realized in the following portfolio company subsequent to June 30, 2026:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	July 27, 2026	MacKenzie-Childs Acquisition, Inc.	Lifestyle home décor brand	$8,116,861	Senior Secured – First Lien

Credit Facilities

As of August 12, 2026, the outstanding balance under the Credit Facility and SPV Facility was $141.3 million and $75.0 million, respectively.

Dividends Declared

On July 16, 2026, the Board declared a regular monthly dividend for each of July 2026, August 2026, and September 2026 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
7/16/2026	7/17/2026	7/31/2026	$0.1033
7/16/2026	8/3/2026	8/31/2026	$0.1033
7/16/2026	9/1/2026	9/30/2026	$0.1033

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024, 4.00% - 4.25% in September 2025, 3.75% - 4.00% in October 2025 and 3.50% - 3.75% in December 2025. Since December 2025, the Federal Reserve has kept the federal funds rate at 3.50% - 3.75%. As of June 30, 2026 and December 31, 2025, 95% and 97% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rate, subject to interest rate floors. As of June 30, 2026 and December 31, 2025, the weighted average interest rate floor on our floating rate loans was 1.39% and 1.38%, respectively.

Assuming that the Statements of Assets and Liabilities as of June 30, 2026 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$7.0	$(4.3)	$2.7
Up 150 basis points	5.6	(3.2)	2.4
Up 100 basis points	3.7	(2.2)	1.5
Up 50 basis points	1.9	(1.1)	0.8
Down 50 basis points	(1.9)	1.1	(0.8)
Down 100 basis points	(3.7)	2.2	(1.5)
Down 150 basis points	(5.6)	3.2	(2.4)
Down 200 basis points	(7.0)	4.3	(2.7)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	As of June 30, 2026, the three month SOFR rate was 373 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of 25 basis points SOFR floor pursuant to the Credit Facility agreement.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet and other business or economic developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and six months ended June 30, 2026 and 2025, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2026 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2026, pursuant to capital commitments received, the Company issued 307,044 common shares of beneficial interest at a weighted average price of $15.24 for total proceeds of $4,679,000, which included the impact of $19,746 of organization expense allocation pursuant to subscription agreements entered into between the Company and investors.

Additionally, for the six months ended June 30, 2026, the Company called $15,000,000 pursuant to capital draw down subscription agreements between the Company and its shareholders. The transaction resulted in the issuance of 991,628 common shares of beneficial interest at a price of $15.13 per share.

Lastly, for the six months ended June 30, 2026, the Company redeemed $11,342,151 pursuant to tender offers between the Company and select shareholders. The transaction resulted in the redemption of 747,759 common shares of beneficial interest at a weighted average price of $15.17 per share.

The Company issued 43,896 common shares of beneficial interest under the DRIP during the six months ended June 30, 2026 for total proceeds of $666,090.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement.”

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
10.1

Investment Advisory Agreement, dated June 22, 2026, by and between Stellus Private Credit BDC and Stellus Private BDC Advisor, LLC, Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 22, 2026

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

Dated: August 12, 2026	STELLUS PRIVATE CREDIT BDC

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer